Form 10QSB
period 1996-03-31
CRAMER INC
filed 1996-05-14
CIK 319497

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                       450 Fifth Street, NW
                      Washington, DC  20549



                           Form 10-QSB

(Mark One)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                    For the quarterly period ended March 31, 1996

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
     ACT

For the transition period from __________ to __________

                                   Commission file number 2-69336



                           CRAMER, INC.

A Kansas Corporation          IRS Employment I.D. #48-0638707625

Adams Street
Kansas City, Kansas  66105           Telephone No. (913) 621-6700


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes [X] No [ ]



               APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
3,840,650 shares of common stock


                  PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

                           CRAMER, INC.
                          BALANCE SHEET
                            UNAUDITED
              (Amounts in $000's, except share data)


     ASSETS                                          3/31/96     12/31/95
Current assets:
  Cash                                             $        89  $      84
  Trade receivables, net of allowance of $21             1,114      1,102
  Inventories                                            1,561      1,488
Prepaid expenses                                           250        245
      Total current assets                               3,014      2,919

PROPERTY AND EQUIPMENT:
  At cost                                                5,187      5,092
  Accumulated depreciation and amortization              4,526      4,484
      Net property and equipment                           661        608
OTHER ASSETS:
  Intangible asset - related to pension                    317        317
      Total Assets                                    $  3,992   $  3,844

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
  Notes payable                                        $   791    $   560
  Current maturities of long-term debt                     174        176
  Accounts payable - trade                                 939      1,024
  Accrued liabilities                                      634        658
  Total current liabilities                              2,538      2,418

NONCURRENT LIABILITIES:
  Long-term debt, less current maturities                  447        486
  Pension benefits payable                                 595        595
  Other                                                    163        135
      Total noncurrent liabilities                       1,205      1,216



STOCKHOLDERS' EQUITY:
  Common stock, no par value; authorized, 6,000,000 shares;
  issued 3,840,650 shares at March 31, 1996 and
  December 31, 1995                                      3,508      3,508
  Accumulated deficit                                  (3,200)    (3,239)
                                                           308        269
Minimum pension liability adjustment                      (59)       (59)
  Net stockholders' equity                                 249        210

  Total Liabilities and
     Stockholders' Equity                            $   3,992  $   3,844

                           CRAMER, INC.
                       STATEMENTS OF INCOME
                            UNAUDITED
            (Amounts in $000's, except per share data)
                                                       QUARTER ENDED

                                                      3/31/96     4/2/95
NET SALES                                             $  2,667   $  3,464
COST OF SALES                                            1,982      2,545
        Gross profit                                       685        919

OPERATING EXPENSES:
  Selling expenses                                         423        436
  General and administrative                               235        256
      Total operating expenses                             658        692

Income from operations                                      27        227

OTHER INCOME (EXPENSE):
  Interest expense, net                                   (36)       (47)
  Other, net                                               48        (34)
      Total other income (expense)                          12       (81)
INCOME BEFORE INCOME TAXES                                  39        146

INCOME TAX EXPENSE (BENEFIT)                                 0          0

NET INCOME                                          $       39  $     146

Earnings per share based on weighted
average number of common equivalent
shares outstanding, 3,840,650 and
2,773,776 for the quarters ending
3/31/96 and 4/2/95, respectfully                     $    0.01  $    0.05

                           CRAMER, INC.
                     STATEMENTS OF CASH FLOWS
                            UNAUDITED
                       (Amounts in $000's)

                                                         QUARTER ENDED
                                                       3/31/96     4/2/95
Cash flows from operating activities:
  Net income                                           $    39    $   146
  Adjustments to reconcile net income
      to net cash provided by (used in)
      operating activities:
      Depreciation and amortization                         42         40
      Changes in operating assets
      and liabilities:
        Accounts receivable                               (12)       (67)
        Inventory                                         (73)        149
        Prepaid expenses                                   (5)         32
        Accounts payable and accrued expenses            (109)      (293)
        Other noncurrent liabilities                        28         21

          Net cash provided by (used in)
          operating activities                            (90)         28
Cash flows from investing activities:
  Capital expenditures                                    (95)        (4)

Cash flows from financing activities:
  Principal payments on notes payable
  and long-term debt                                   (2,737)    (3,330)
  Proceeds from issuance of notes payable
  and long-term debt                                     2,927      3,286
  Issuance of capital stock                                  0         20

          Net cash provided by (used in)
          financing activities                             190       (24)

Net increase in cash                                         5          0
Cash at beginning of year                                   84          1

Cash at end of quarter                                $     89   $      1

Supplemental disclosures:
  Cash paid during the quarter for:
      Interest                                        $     23   $     43
      Income tax                                      $      1   $      0

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

     A.   Summary of Operations

          Net sales in the first quarter 1996 are consistent with net sales for the first quarter of 1995 but are 23% lower than net sales in the first quarter of 1995. Net sales in the first quarter of 1995 were abnormally large and were achieved by a reduction in backlog that had built up in the latter portions of 1994 when the Company was experiencing operating difficulties.
          Intake of new orders in the first quarter of 1996 was $2,834,000, a decrease of 6% from the amount in the first quarter of 1995. While lower in absolute quantity, net sales and orders were at a higher relative price than in prior years. The Company's backlog at March 31, 1996, $1,038,000, is consistent with the Company's operating plans for 1996 and is $55,000 higher than at December 31, 1995.
          Substantially all of the current backlog is scheduled to ship in the next three months.

          As a percent of sales, gross margins for the first quarter of 1996 (25.7%) were slightly lower than the margins achieved during the same period in 1995 (26.5%). The decrease in margin occurred primarily because the benefit of higher average selling prices were mitigated by the reduction in sales volume, since fixed costs had to be allocated over a smaller production volume. Furthermore, the Company is currently accruing its anticipated costs under the self-insured retention provisions of its product liability insurance policy. In 1995, such accruals did not begin until the third quarter. If the Company had recorded this product liability accrual in the first quarter of 1995, the gross margin percentage for that period would have been only 25.4%.

          In total, operating expenses were $34,000 lower in the first quarter of 1996 as compared to the first quarter of 1995. This reduction is primarily due to lower commissions corresponding to the decrease in the Company's sales level. At $39,000, interest expense in the first quarter of 1996 was 25% lower than for the same period last year and is due to the reduction in average borrowings as compared to the prior year.

          During the first quarter of 1996, the Company received $25,000 in credit from a vendor in settlement of prior years' quality issues. The Company also received $19,000 from its insurance carrier in settlement of a claim for damages arising from vandalism to the Company's heating system. During February 1996, both of these amounts were recorded as other nonoperating income.

          The Company's net income for the first quarter of 1996, $39,000, was consistent with operating plans. The
          Company currently expects that its sales and net income for the second quarter of 1996 will be consistent with or slightly higher than the $3,077,000 in sales and $57,000 of net income achieved in the second quarter of 1995. For the 1996 fiscal year, the Company expects sales to be approximately the same as in 1995. The Company expects that 1996's net income will exceed
          1995's as it will realize a full year's benefit of sales price increases and cost reductions achieved in the summer of 1995.

     B.   Financial Condition, Liquidity and Capital Resources

          The Company's accounts receivable were virtually unchanged at March 31, 1996 as compared to December 31, 1995. This was in-line with expectations as the Company's sales in March of 1996 were substantially the same as in December 1995. Inventories increased by $73,000 during the first quarter of 1996. The increase is primarily in work in progress, which had been deliberately reduced during December of 1995 in preparation for the Company's year-end physical inventory.

          Capital expenditures aggregated $95,000 during the quarter and consisted of factory tooling and office equipment purchased to enhance the productivity of the Company's employees. Purchase of capital equipment increased significantly from prior year levels as the Company returned to normal operating practices concerning equipment replacement. Purchases of such assets had been curtailed in 1995 due to the Company's financial constraints.

          The Company's accounts payable decreased by $85,000 from the December 31, 1995 level. This reduction was made as part of the Company's on-going plan to strengthen its ties with key supplier partners by reducing the aging of amount owed to these parties.

          As a result of the increase in inventory, capital asset additions and the reduction in vendor payables, short-term bank borrowings increased by $231,000 during the quarter.

          During the first quarter of 1996, the Company reduced its long-term debts by $41,000 in accordance with established payment conditions.

          Subsequent to the first quarter of 1996, the Company and certain other subsidiaries of Rotherwood (the
          Company's parent), negotiated a new credit facility with Mark Twain Bank. The new credit facility provides all of the participating Rotherwood Companies with access to a credit line of $3,750,000 with interest charged on outstanding borrowings at a rate of one-eighth of a percent less than the bank's prime.
          This is a reduction in interest rates of 2 1/8% as compared to the Company's current banking arrangement.
          The Company used its borrowings under the new credit facility to retire all outstanding long-term debt payable to banks and the working capital line with United Missouri Bank.

          The combined credit facility is secured by all of the participating Rotherwood Companies' inventory, accounts receivable, and equipment. The current portion of the security pledged by the other Rotherwood subsidiaries exceeds $4,000,000 at March 31, 1996. In addition, Rotherwood's principal stockholder has pledged publicly traded equity securities with a market value in excess of $4,000,000 as additional collateral for the loan.
          As part of the credit facility, each Rotherwood subsidiary has guaranteed repayment of the other subsidiaries' debts to Mark Twain. Management believes that the reduction in interest rates and the access to a larger credit line more than offsets the risk that it would suffer losses under the guarantee provisions of the credit facility in the event that one or more of the other Rotherwood companies would default under their portion of the credit facility.

          There is a risk that Cramer will not have access to sufficient funds for its operations if other Rotherwood companies have previously borrowed all funds under the credit facility. However, the $3,750,000 credit line is substantially in excess of the total prospective borrowing needs of Cramer and the other Rotherwood companies over the next 12 months. Furthermore, Cramer management participates in regular assessments of the borrowing needs of all Rotherwood companies and would be aware of anticipated credit shortages in time to arrange new or additional sources of capital. Therefore, the Company believes that the new, combined credit facility, coupled with anticipated cash flow from operations, will be sufficient to meet current operating requirements.



                   PART II.  OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

          The Company is a defendant in several lawsuits relating to product liability claims arising from accidents allegedly occurring in connection with the use of its products. The claims are covered by insurance and are being defended by the Company's independent counsel or by counsel assigned by the Company's insurance carriers, but are subject to deductibles ranging from $0 to $100,000. A number of the claimants allege substantial damages. While management believes the Company has substantial defenses with respect to the claims, the ultimate outcome of such litigation cannot be predicted with certainty. The Company has reasonably estimated and accrued in its financial statements its portion of the deductible as a product liability contingency. Such claims are an ordinary aspect of the Company's business.

ITEM 2.   CHANGES IN SECURITIES

          None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

ITEM 5.   OTHER INFORMATION

          In connection with the "safe harbor provisions of the Private Securities Litigation Reform Act of 1995, Cramer, Inc. is hereby filing cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements of the Company made by, or on behalf of, the Company. When used in this Form 10-QSB and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer, words or phrases such as "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project" or similar expressions are intended to identify forward-looking statements. The Company wishes to caution readers not to place undue reliance on such forward-looking statements.

          There are a number of reasons why investors should not place undue reliance on forward-looking statements. Among the risks and uncertainties that could cause the Company's actual results for future periods to differ materially from any forward-looking statements made are the following:

               Fluctuations or reductions in product demand and market acceptance

               The level of product development by the Company

               Capacity and supply constraints or difficulties

               The results of financing efforts

               The effect of new laws and regulations

               Unexpected additional expenses or operating losses

               Competition

               The Company's reliance on certain vendors for key components.

          The foregoing list of risks and uncertainties is not meant to be complete.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          None

                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   CRAMER, INC.
                                   (Registrant)



Date: _____________                ______________________________
                                   Gary A. Rubin
                                   Vice President, Finance & CFO