Form 10QSB
period 1996-06-30
CRAMER INC
filed 1996-08-01
CIK 319497

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                       450 Fifth Street, NW
                     Washington, D.C.  20549

                           FORM 10-QSB



(Mark One)
X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                     For the quarterly period ended June 30, 1996

     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
     ACT

          For the transition period from __________ to __________

                                   Commission file number 2-69336


                           CRAMER, INC.

A Kansas Corporation              IRS Employment I.D. #48-0638707

625 Adams Street
Kansas City, Kansas  66105           Telephone No. (913) 621-6700


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past
12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X   No

               APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
3,840,650 shares of common stock, no par value.

                  PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                          CRAMER, INC.
                         BALANCE SHEET
                           UNAUDITED
           (Amounts in Thousands, Except Share Data)

ASSETS                                          6/30/96  12/31/95

Current assets:
Cash                                            $   57     $   84
Accounts receivable, net of allowance of $21     1,200      1,102
Inventories                                      1,456      1,488
Prepaid expenses                                   247        245
Total current assets                             2,960      2,919

Property, plant and equipment, net                 684        608

Other assets:
Intangible pension asset                           317        317

Total Assets                                   $ 3,961    $ 3,844

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Note payable                                   $ 1,067   $    560
Current portion of long-term debt                   74        176
Accounts payable                                 1,113      1,024
Accrued liabilities                                542        658
Total current liabilities                        2,796      2,418

Noncurrent liabilities:
Long-term debt, less current portion                40        486
Pension benefits payable                           595        595
Other                                              146        135
Total noncurrent liabilities                       781      1,216

Stockholders' Equity:
Common stock, no par value; authorized,
     6,000,000 shares; issued and outstanding
     3,840,650 shares at June 30, 1996,
     and December 31, 1995                       3,508      3,508
Accumulated deficit                            (3,065)    (3,239)
                                                   443        269
Minimum pension liability adjustment              (59)       (59)
Net stockholders' equity                           384        210

Total Liabilities and Stockholders' Equity     $ 3,961    $ 3,844

                           CRAMER, INC.
                       STATEMENTS OF INCOME
                            UNAUDITED
          (Amounts in Thousands, Except Per Share Data)

                         QUARTER ENDED           SIX MONTHS ENDED
                      6/30/96     7/2/95   6/30/96      7/2/95
Net sales            $  3,132    $  3,077  $  5,799   $   6,541
Cost of sales           2,186       2,287     4,168       4,832
Gross profit              946         790     1,631       1,709

Operating expenses:
Selling expenses          556         394       979         830
General and
   administrative         226          238      461         494
Total operating expenses  782          632    1,440       1,324

Income from operations    164          158       191        385

Other income (expense):
Interest expense, net     (24)         (44)      (60)       (91)
Other, net                 (5)         (57)       43        (91)
Total other income
   (expense)               (29)       (101)       (17)     (182)

Income before income taxes 135          57         174      203
Income tax expense           0           0           0        0

Net income               $  135     $    57     $  174   $  203

Net income per share
based on weighted
average  number of
common equivalent
shares outstanding       $  0.04    $  0.02    $  0.05    $ 0.07

Weighted Average Common Equivalent
Shares Outstanding     3,840,650  2,779,610  3,840,650 2,748,538


                          CRAMER, INC.
                    STATEMENTS OF CASH FLOWS
                           UNAUDITED
                     (Amounts in Thousands)

                                             Six Months Ended
                                       6/30/96          7/2/95
Cash flows from operating activities:
Net income                             $   174         $   203
Adjustments to reconcile net income
     to net cash provided by (used in)
     operating activities:
  Depreciation and amortization              84             79
  Changes in operating assets and
     liabilities:
     Accounts receivable                    (98)           189
     Inventories                             32            143
     Prepaid expenses                        (2)            96
     Accounts payable and accrued expenses   (27)         (598)
     Other noncurrent liabilities             11            37


     Net cash provided by operating
       activities                            174            149

Cash flows from investing activities:
  Capital expenditures                      (161)           (17)

Cash flows from financing activities:
  Principal payments on notes payable
  and long-term debt                      (4,312)        (6,871)
  Proceeds from issuance of notes payable
  and long-term debt                       4,272          6,623
  Issuance of capital stock via option
     exercise                                   0           230

     Net cash provided by (used in)
      financing activities                    (40)          (18)

Net increase (decrease) in cash                (27)         114
Cash at beginning of year                       84            1

Cash at end of quarter                    $     57      $   115

Supplemental disclosures:
  Cash paid during the period for:
     Interest                              $     57      $   83
     Income tax                            $      1           0

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS

Except for the historical information contained herein, this report on Form 10-QSB contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Factors That May Affect Future Results of Operations, as well as those discussed elsewhere in the Company's reports filed with the Securities and Exchange Commission.



A.   SUMMARY OF OPERATIONS

Net sales in the first half of 1996 were consistent with net sales for the first half of 1994 but are 12% lower than net sales in the first half of 1995. Net sales in the first quarter of 1995 were abnormally large and were achieved by a reduction in backlog that had built up in the latter portions of 1994 when the Company was experiencing operating difficulties. Net sales in the second quarter of 1995 and 1996 reflect more typical operations and the net sales in Q2 1996 are approximately 2% higher than during the same period in 1995. Intake of new orders in the first half of 1996 was $6,006,000, an increase of 3% from the amount in the first half of 1995. The Company's backlog at June 30, 1996, $1,093,000, is consistent with the Company's operating plans for 1996 and is $120,000 higher than at December 31, 1995. Substantially all of the current backlog is scheduled to ship in the next three months.

As a percent of sales, gross margins for the first half of 1996
(28.1%) were better than the margins achieved during the same period in 1995 (26.1%). The increase in margin occurred primarily because of higher average selling prices and material cost reductions achieved in the latter half of 1995.

Selling expenses were $149,000 higher in the first half of 1996 as compared to the first half of 1995. This increase is primarily due to the costs of recruiting and relocating new executive sales management and for advertising and other expenses associated with the introduction of new products and for negotiating a sales contract directly with the General Services Administration. At $60,000, interest expense in the first half of 1996 was 35% lower than for the same period last year and is due to a reduction in average borrowings as compared to the prior year and lower interest rates available under the Company's new credit arrangement (see discussion below).

During the first half of 1996, the Company received $25,000 in credit from a vendor in settlement of prior years' quality issues. The Company also received $34,000 from its insurance carrier in settlement of a claim for damages arising from vandalism to the Company's heating system. Both of these amounts were recorded as other nonoperating income.

The Company's net income for the first half of 1996, $174,000, was slightly below its operating plans and was the result of somewhat lower than forecasted sales. The Company currently anticipates that its 1996 sales will be approximately the same as in 1995. However, the Company expects that 1996's net income will exceed 1995's as it will realize a full year's benefit of sales price increases and cost reductions achieved in the summer of 1995.


B.   FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company's accounts receivable increased by $98,000, or 8%, at June 30, 1996 as compared to December 31, 1995. This was in accordance with expectations as the Company's sales in June of 1996 were substantially higher than in December 1995. Due to management's continued emphasis on increasing inventory turnover, inventory balances decreased by $32,000 during the first half of 1996.

Capital expenditures aggregated $161,000 during the first half of 1996 and consisted of factory tooling and office equipment. Purchase of capital equipment increased significantly from prior year levels as the Company returned to normal operating practices
concerning equipment replacement.   Purchases of such assets had
been curtailed in 1995 due to the Company's financial constraints.

Current accrued liabilities decreased by $116,000 from the December 31, 1995 level. This reduction was principally due to payments made by the Company for accrued pensions and other employee benefits.

In the second quarter of 1996, the Company and certain other subsidiaries of Rotherwood Corporation (the Company's parent), negotiated a new credit facility with Mark Twain Bank. The new credit facility provides all of the participating Rotherwood Companies with access to a credit line of $3,750,000 with interest charged on outstanding borrowings at a rate of one-eighth of a percent less than the bank's prime. This is a reduction in interest rates as compared to the Company's prior banking arrangement. The Company used its borrowings under the new credit facility to retire all outstanding long-term debt payable to banks and the working capital line with United Missouri Bank.

The combined credit facility is secured by all of the participating Rotherwood Companies' inventory, accounts receivable, and equipment. The current portion of the security pledged by the other Rotherwood subsidiaries exceeded $4,000,000 at June 30, 1996. In addition, Rotherwood's principal stockholder has pledged publicly traded equity securities with a market value in excess of $4,000,000 as additional collateral for the loan. As part of the credit facility, each Rotherwood subsidiary has guaranteed repayment of the other subsidiaries' debts to Mark Twain. Management believes that the reduction in interest rates and the access to a larger credit line more than offsets the risk that it would suffer losses under the guarantee provisions of the credit facility in the event that one or more of the other Rotherwood companies would default under their portion of the credit facility.

There is a risk that Cramer will not have access to sufficient funds for its operations if other Rotherwood companies have previously borrowed significantly more of the funds under the credit facility than anticipated. However, the $3,750,000 credit line is substantially in excess of the total prospective borrowing needs of Cramer and the other Rotherwood companies over the next 12 months. Furthermore, Cramer management participates in regular assessments of the borrowing needs of all Rotherwood companies and would be aware of anticipated credit shortages in time to arrange new or additional sources of capital. Therefore, the Company believes that the new, combined credit facility, coupled with anticipated cash flow from operations, will be sufficient to meet current operating requirements over the next 12 month period.



                  PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          The Company is a defendant in several lawsuits relating to product liability claims arising from accidents allegedly occurring in connection with the use of its products. The claims are covered by insurance and are being defended by the Company's independent counsel, or by counsel assigned by the insurance carriers, but are subject to deductibles ranging from $0 to $100,000. A number of the claimants allege substantial damages. While management believes the Company has substantial defenses with respect to the claims, the ultimate outcome of such litigation cannot be predicted with certainty. The Company has reasonably estimated and accrued in its financial statements its portion of the deductible as a product liability contingency. Such claims are an ordinary aspect of the Company's business.



ITEM 2.   CHANGES IN SECURITIES

          None.



ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None.



ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          On April 22, 1996, the Company solicited proxies concerning the election of Directors at a meeting held on May 21, 1996.

ITEM 5.   OTHER INFORMATION

          Factors That May Affect Future Results Of Operations:

          In connection with the "safe harbor provisions of the Private Securities Litigation Reform Act of 1995, Cramer, Inc. is hereby filing cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements of the Company made by, or on behalf of, the Company. When used in this Form 10-QSB and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer, words or phrases such as "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project" or similar expressions are intended to identify forward-looking statements. The Company wishes to caution readers not to place undue reliance on such forward-looking statements.

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







                         CRAMER, INC.
                         (Registrant)





Date: July 30, 1996                     /s/ Gary A. Rubin
                                        Gary A. Rubin
                                        Vice President, Finance & CFO