Form 10QSB
period 1996-09-30
CRAMER INC
filed 1996-11-12
CIK 319497

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                       450 Fifth Street, NW
                     Washington, D.C.  20549

                           FORM 10-QSB



(Mark One)
     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                For the quarterly period ended September 29, 1996

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

                  PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                           CRAMER, INC.
                          BALANCE SHEETS
                            UNAUDITED
         (Amounts in Thousands, Except Share Information)

          ASSETS                          9/29/96            12/31/95
CURRENT ASSETS:
     Cash                               $            34    $               84
     Trade receivables,
       net of allowance of $21                    1,072                 1,102
     Inventories                                  1,605                 1,488
     Prepaid expenses                               193                   245
          Total current assets                    2,904                 2,919

PROPERTY AND EQUIPMENT, NET                         673                   608

OTHER ASSETS:
     Intangible pension asset                       317                   317

          Total assets                  $         3,894    $            3,844

     LIABILITIES AND EQUITY

CURRENT LIABILITIES:
     Note payable                       $           830    $              356
     Current maturities of
       long-term debt                                97                   176
     Accounts payable                             1,138                 1,228
     Accrued liabilities                            637                   658
          Total current liabilities               2,702                 2,418

NONCURRENT LIABILITIES:
     Long-term debt, less
       current maturities                             0                   486
     Pension benefits payable                       595                   595
     Other                                          176                   135
          Total noncurrent liabilities              771                 1,216

STOCKHOLDERS' EQUITY:
     Common stock, no par value;
       authorized, 6,000,000 shares;
       issued and outstanding 3,840,650
       shares at September 29, 1996
       and December 31, 1995                      3,508                 3,508
     Accumulated deficit                         (3,028)               (3,239)
                                                    480                   269
     Minimum pension liability
       adjustment                                  (59)                  (59)

          Net stockholders' equity                  421                   210

          Total liabilities and
            stockholders' equity        $         3,894    $            3,844


                           CRAMER, INC.
                     STATEMENTS OF OPERATIONS
                            UNAUDITED
          (Amounts in Thousands, Except Per Share Data)



                                              Quarter Ended                    Nine Months Ended
                                         9/29/96        10/1/95            9/29/96             10/1/95
NET SALES                               $  2,928         $  2,959          $  8,727            $  9,500
COST OF SALES                              2,107            2,268             6,275               7,100
    Gross profit                             821              691             2,452               2,400

OPERATING EXPENSES:
 Selling expenses                            491              377             1,470               1,207
 General and administrative                  253              254               714                 748
      Total operating expenses               744              631             2,184               1,955

      Income from operations                  77               60               268                 445

OTHER INCOME (EXPENSE):
 Interest expense, net                      (23)             (36)              (83)               (127)
 Other, net                                 (17)               82                26                 (9)
      Total other income (expense)          (40)               46              (57)               (136)

INCOME BEFORE INCOME TAXES                    37              106               211                 309

INCOME TAXES                                   0                0                 0                   0

NET INCOME                               $    37          $   106           $   211             $   309



Net income per share based on weighted
 average number of common
 equivalent shares outstanding             $0.01            $0.03             $0.05               $0.10

Weighted average common equivalent
 shares outstanding                    3,840,650        3,857,110          3,840,650           3,212,110


                           CRAMER, INC.
                     STATEMENTS OF CASH FLOWS
                            UNAUDITED
                      (Amounts in Thousands)

                                                         Nine Months Ended
                                                      9/29/96         10/1/95
Cash flows from operating activities:
  Net income                                         $    211     $   309
  Adjustments to reconcile net income to
     net cash provided by
     operating activities:
       Depreciation and amortization                      133         119
       Change in operating assets
          and liabilities:
          Accounts receivable                              30         132
          Inventory                                     (117)         180
          Prepaid expenses                                 52         156
          Accounts payable and
            accrued expenses                            (111)       (825)
          Other noncurrent liabilities                     41         145

          Net cash provided by operating
            activities                                    239         216

Cash flows from investing activities:
  Capital expenditures                                  (198)        (23)

       Net cash used by investing activities            (198)        (23)

Cash flows from financing activities:
  Principal payments on notes
     payable & long-term debt                         (5,634)     (9,911)
  Proceeds from issuance of
     notes payable and long-term debt                   5,543      9,592
  Issuance of common stock via
     option exercise                                        0         230

       Net cash used in financing activities             (91)        (89)

Net increase (decrease) in cash                          (50)         104
Cash at beginning of year                                  84           1

Cash at end of quarter                               $     34      $  105


Supplemental disclosures:
  Cash paid during the period
     for interest                                    $     88     $   127
  Cash paid during the period
     for income tax                                  $      1     $     0


ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS

Except for the historical information contained herein, this report on Form 10-QSB contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Factors That May Affect Future Results of Operations," as well as those discussed elsewhere in the Company's reports filed with the Securities and Exchange Commission.



A.     SUMMARY OF OPERATIONS

Sales for the third quarter of 1996 were equal to those achieved during the same period of 1995. Results for the first half of 1995 include approximately $750,000 of additional sales resulting from a reduction in abnormally high backlog carried over from 1994. Excluding this one-time event, sales results for the first nine months of 1996 also equal those achieved during the same period in 1995. The Company's backlog at September 29, 1996, $1,072,000, is almost $100,000 higher than at December 31, 1995. Substantially all of the current backlog is scheduled to ship within the next three months.

The Company's total gross margin in the third quarter of 1996, $821,000, was $130,000 higher than in the same period during 1995. This 18% improvement was due to higher average selling prices and material cost reductions. These improvements have occurred throughout all of 1996. As a result, gross margins as a percent of sales for the first three quarters of 1996 (28.1%) were better than the margins achieved during the same period in 1995 (25.3%).

Selling expenses were $263,000 higher in the first three quarters of 1996 as compared to the first three quarters of 1995. This increase was primarily due to the costs of recruiting and relocating new executive sales management, for advertising and other marketing expenses associated with the introduction of new products and price lists, and for negotiating a sales contract directly with the General Services Administration.

Interest expense in the first three quarters of 1996 was 35% lower than for the same period last year and was due to a reduction in average borrowings as compared to the prior year and lower interest rates available under the Company's new credit arrangement.

Due to the improvements in gross margin, the Company's operating income for the third quarter of 1996 grew by 28% over income levels achieved during the same period in 1995.

Since 1995's sales include the one-time depletion of backlog discussed above, the Company currently anticipates that its 1996 sales will be somewhat lower than in the prior year. However, the Company expects that 1996's net income will not be significantly different than 1995's due to its improvement in gross margins.

B.     FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company's accounts receivable decreased by $30,000 at September 29, 1996 as compared to December 31, 1995. This was in accordance with expectations as the Company's sales in September of 1996 were slightly lower than in December 1995.

Inventory balances increased by $117,000 at September 29, 1996 as compared to December 31, 1995. This increase was due to a decision to increase the number of finished products maintained for the Company's various dealer stocking programs in recognition of the success of this sales initiative.

Capital expenditures aggregated $197,000 during the first three quarters of 1996 and consisted of factory tooling and office equipment. Purchase of capital equipment increased significantly from prior year levels as the Company returned to normal operating practices concerning equipment replacement.

Accounts payable decreased by $90,000 from the December 31, 1995 level. In order to improve relations with its suppliers, the Company has increased the speed at which it pays its trade vendors and has begun taking available cash discounts.

The Company and certain other subsidiaries of Rotherwood Corporation (the Company's parent) participate in a combined credit facility with Mark Twain Bank. Under this credit facility, the Company can borrow up to the total available under the facility, $3,750,000, less the amounts borrowed by the other Rotherwood subsidiaries, $812,000 at September 29, 1996. At $830,000, the Company's borrowings under the new credit facility at September 29, 1996 were $30,000 less than the total amount due to banks at December 31, 1995.

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



ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None.



ITEM 5.     OTHER INFORMATION

            Factors That May Affect Future Results Of Operations:

                 In connection with the "safe harbor provisions" of
            the Private Securities Litigation Reform Act of 1995, Cramer, Inc. is hereby filing cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements of the Company made by, or on behalf of, the Company. When used in this Form 10-QSB and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer, words or phrases such as "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project" or similar expressions are intended to identify forward-looking statements. The Company wishes to caution readers not to place undue reliance on such forward-looking statements.

            There are a number of reasons why investors should not place undue reliance on forward-looking statements. Among the risks and uncertainties that could cause the Company's actual results for future periods to differ materially from any forward-looking statements made are the following:

            I. Fluctuations or reductions in product demand and market acceptance
            II.       The level of product development by the
                      Company
            III.      Capacity and supply constraints or
                      difficulties
            IV.       The results of financing efforts
            V.        The effect of new laws and regulations
            VI. Unexpected additional expenses or operating losses
            VII.      Competition
            VIII. The Company's reliance on certain vendors for key components.

            The foregoing list of risks and uncertainties is not meant to be complete.



ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            none

                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                CRAMER, INC.
                                (Registrant)





Date: November 12, 1996         /s/ Gary A. Rubin
                                Gary A. Rubin
                                Vice President, Finance & CFO