Form 10KSB
period 1996-12-31
CRAMER INC
filed 1997-03-27
CIK 319497

U.S. Securities and Exchange Commission

                      Washington, D.C. 20549

                           Form 10-KSB



[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the Fiscal Year Ended December 31, 1996.

                   Commission File No. 2-69336

                           CRAMER, INC.

KANSAS                I.R.S. EMPLOYER IDENTIFICATION
                           NUMBER 48-0638707
625 ADAMS STREET, KANSAS CITY, KS 66105
TELEPHONE: (913) 621-6700

Securities registered under Section 12(g) of the Exchange Act:
Common Stock

Check whether the issuer: (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Check if no disclosure of delinquent filers in response to Item
405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for the 1996 fiscal year were $11,872,000.

As of December 31, 1996 the aggregate market value of the common shares of Cramer, Inc. held by non-affiliates was approximately
$247,000. (Calculated assuming a $0.14 book value per share on December 31, 1996.)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
3,840,650 shares of common stock.

Transitional Small Business Disclosure Format (check one): Yes__
No  X

                              INDEX

                                                         PAGE NO.

PART I

  Item 1.   Description of Business                                     1
  Item 2.   Description of Property                                     6
  Item 3.   Legal Proceedings                                           6
  Item 4.   Submission of Matters to a Vote of Security
            Holders                                                     6

PART II

  Item 5.   Market for Common Equity and Related
            Stockholder Matters                                         7
  Item 6.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations               7
  Item 7.   Financial Statements                                       11
  Item 8.   Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure                        24

PART III

  Item 9.   Directors, Executive Officers, Promoters and
            Control Persons; Compliance with Section 16(a)
            of the Exchange Act                                        25
  Item 10.  Executive Compensation                                     26
  Item 11.  Security Ownership of Certain Beneficial Owners
            and Management                                             27
  Item 12.  Certain Relationships and Related Transactions             28
  Item 13.  Exhibits and Reports on Form 8-K                           28

                              PART I

ITEM 1. DESCRIPTION OF BUSINESS

Cramer, Inc. is a Kansas corporation engaged in the manufacture and sale of seating and utility products for office, industrial and home use. The Company was established in 1886 as a manufacturer of safes and office products. The Company was owned by descendants of the Cramer family until 1961 when it was sold to OLIX Industries, a public company located in Austin, Texas.
In January 1981, OLIX made a public distribution of its Cramer common stock.



Business of Issuer

The Company's seating products compete in the $10 billion domestic market for office furniture, which includes seating, desks, files, and panel systems. Major companies serving this market are Steelcase, Herman Miller, Knoll, Haworth, Kimball, and HON Industries. These six companies supply products in all major categories of this market. Together they account for an estimated 60% of sales in this market. The remaining 40% of the market is served by smaller companies (typically sales of less than $75 million) that primarily compete only in selected segments. These segments are delineated either by product type, such as seating or casegoods, or by customer category, for example high-style, or wood-finish, or budget-price.

Cramer's seating products are non-wood characterized by painted metal finish and upholstered seats and backs. The product line includes standard height chairs and a wide range of raised height models and stools. All offer ergonomic design with varying degrees of adjustability to accommodate individual users. Cramer manufactures and sells chairs for a variety of demanding commercial applications, including intensive (24-hour) use, production facilities, laboratories, hospitals, schools as well as conference, secretarial and management seating for the general office. The Company also manufactures Cleanroom and Electro-Static Discharge seating which meets the needs of certain specialized manufacturing and research environments. The
Company's seating products are recognized for quality construction and lasting durability.

The Company's utility products include the Kik-Step[Registered Trademark], a round, all-steel, 2-step stool that rolls on retractable casters and is frequently used in libraries, file rooms, and warehouses. This product was designed by Cramer in 1957 and continues to be an important part of the Company's product line. In addition to the Kik-Step[Registered Trademark], Cramer manufactures a range of steel and light-weight aluminum ladders featuring the same retractable caster concept. The Company's utility product line also includes step stools and foot rests manufactured by the Company, a variety of other products such as step ladders purchased from other manufacturers, a line of durable, self-skinned urethane chairs and stools, and steel or aluminum framed industrial grade seating products.

Marketing and Competition

The domestic office furniture market is highly competitive. Cramer competes by focusing on the non-wood task seating market niche with products that have high-quality and a reputation for long-term reliability. The Company also differentiates itself by a commitment to customer service and on-time delivery. The Company's 110+ year history and the proven reliability of its products support a strong reputation and product awareness in the marketplace. Cramer frequently competes in its narrow market area against similar-sized niche manufacturers. In addition, the Company has been able to effectively compete against the major companies in the industry when Cramer's special product features, reputation for quality, and Cramer's quality of customer service offer the customer a better price-value relationship than the large competitors.

Cramer's products are sold throughout the United States.
International sales are not significant.

The majority of the Company's office products are sold to independent office furniture dealers who resell the products to end users. Cramer has approximately 1,500 of these accounts.
For the past several years, sales to independent office furniture dealers have accounted for approximately 75% of the Company's revenue. These sales efforts are focused through approximately 20 independent sales representative organizations located in major markets throughout the United States. These sale organizations typically employ from 1 to 6 people, and represent 3 to 6 complimentary product lines such as desks, panel systems, and lighting. Average tenure for the Company's sales representatives is more than four years. These representatives initiate and develop business directly with end users, designers and architects for specification projects and coordinate and manage the Company's business relationships with the independent office furniture dealers in their territories.

The Company's industrial products are sold primarily to approximately 100 wholesale and catalog distributors. These distributors include major office supply and industrial suppliers, and specialty distributors serving end-users' health-care, scientific, and safety needs. While other manufacturers produce competing products, as a result of the Company's favorable price/value relationship, the variety of applicable products Cramer has to offer the specific wholesale or catalog distributor, and its attention to customer service, these competitors have, thus far, not been successful in reducing the Company's market share of these products. However, there is no guarantee that competitors will not be successful in the future. While eight wholesale and catalog distributors accounted for 72% of the Company's 1996 industrial product sales, no single customer accounted for more than 10% of the Company's total sales in 1995 or 1996.

An emerging area for the Company is home products. These include Kik-Steps[Registered Trademark] which are sold primarily through specialty catalog distributors serving domestic kitchen and workroom needs. In addition, seating products are sold by office furniture dealers for home office use.

Cramer regularly participates in national office and industrial products trade shows and conferences. Sales representatives display product samples and provide demonstration chairs for dealers and end-users. The Company maintains permanent product displays in showrooms in Los Angeles, Chicago, and New York.

Sales in the contract furnishing industry, where Cramer's office products compete, follow a seasonal pattern of lower volume in the winter and summer and higher volume in the spring and fall. Industrial product sales are generally equal through each quarter of the year.


Products

The Company's flagship seating product is the Triton[Registered Trademark] chair, which was introduced in 1992. The Company believes this chair is unique in the industry because it combines steel structural components with full ergonomic adjustability. This design significantly upgrades the user's ability to meet emerging ergonomic adjustability requirements, yet have a chair that exceeds industry durability specifications. The Triton[Registered Trademark] is designed to meet or exceed all current standards of adjustability for prevention of repetitive stress trauma including the San Francisco VDT work-station standards; meet or exceed all flame-retarding specifications, including Boston Fire Marshal, California TB 117, and California TB 133; and meet or exceed industry testing for strength and component failure (ANSI/BIFMA specifications).

In addition, during 1995, with only minor modifications, a version of the Triton[Registered Trademark] was independently certified to pass the more rigorous U.S. Federal General Services
Administration Intensive Use Seating specifications. This product began delivery in the first half of 1996.

Typical purchasers of the Triton[Registered Trademark] are health-care facilities, professional offices, production lines, airline reservation centers, police and emergency dispatch stations and similar 24-hour use applications. During 1996, the Company introduced a larger version of the Triton[Registered Trademark] called the Triton Max. This version was specifically designed to accommodate larger-sized users.

Other significant seating products include the Fusion[Registered Trademark], Rhino, and Cirrus/Nimbus. The Fusion[Registered Trademark] chair provides full ergonomic task seating at a moderate price. This chair's design and function follow the strict standards found in all of the Company's active ergonomic seating lines. The product is designed to function within office, light assembly and laboratory settings. The chair line is designed to complement the Triton[Registered Trademark] line with its unique steel seat pan.

The Rhino product line, introduced in 1994, is distinguished by its seat and back which are made from "tough-skinned" urethane foam. This technology offers industrial-strength reliability for factory seating, including the ability to wash the chair without damaging the upholstery. The product-line includes a large "task" chair and a smaller "operational" chair. The third product in the Rhino line is a small sit-stand designed to relieve weight from an individual's feet in industrial situations which do not allow a fully seated position.

The Cirrus and Nimbus chairs are conference chairs with passive ergonomic mechanisms. While introduced in the 1980's, these products continue to have good market acceptance, particularly by government purchasers.

The Company believes that systematic development and introduction of new products is important for the Company's growth and continued profitability. In 1997, the Company intends to introduce new stacking guest chairs as well as other seating products.

The Company's step stool and aluminum ladders have been in use in the United States since the 1950s. The design of these products and the retractable caster concept are well recognized and accepted in the marketplace. In 1996, the Company began providing steel versions of its popular retractable caster ladders.



Production, Trademarks and Government Regulation

The Company's products are fabricated from raw materials such as steel sheet and tubing, aluminum tubing, foam, and fabric purchased from sources locally and throughout the United States. Specialized components and subassemblies are likewise purchased from vendors throughout the United States. Cramer understands the importance of developing partnerships with its vendors, and has undertaken a program to work closely with suppliers to improve quality, delivery, and price, while offering technical assistance and production planning forecasts. Although this approach includes focusing greater purchases with fewer vendors, the Company believes it retains the ability to change to alternative suppliers in most cases.

Certain components of the Company's products are sourced from a single vendor. Any disruption in such supply arrangements could result in temporary shipment delays or increased costs. However, the Company believes it has the ability to substitute suppliers for any component in less than a three month period of time.

Production machinery and equipment used in the manufacture of the Company's products are owned and maintained by the Company, and primarily located in the Company's factory in Kansas City, Kansas. Certain tooling for the fabrication of specialized components is owned by the Company, but located at vendors who manufacture the components. The production equipment ranges from older-model metalworking machinery to a modern powder coat painting system. The Company systematically maintains its equipment at high levels of operation. Cramer has sufficient production capacity for substantially increased sales requirements.

The Company manufactures approximately 60% of all of its orders specifically to customer requirements. Cramer is able to customize product specifications for particular needs. The Company's delivery schedule typically is four weeks for seating products and two weeks for utility products. This schedule is typical for the business areas where the Company competes. The Company has sufficient manufacturing flexibility to provide shorter lead times when necessary for special customer needs. This ability, plus a small inventory of finished chairs in stock for immediate delivery, can be a competitive advantage in certain situations. At December 31, 1996, the Company's backlog of unfilled orders was $972,000, the majority of which are scheduled to be shipped in the first quarter of 1997.

While approximately 40% of the Company's sales are shipped from stock, the Company maintains a finished goods inventory of only $185,000. This inventory consists of a small inventory of Kik-Step[Registered Trademark] stools and ladders and the Quick Ship seating inventory described above. The Company believes its ability to maintain its high inventory turnover ratio in this area (26 times in 1996) is a competitive advantage.

The Company's Kik-Step[Registered Trademark], Aeros[Registered
Trademark], Triton[Registered Trademark], and Fusion[Registered
Trademark] product names are registered trademarks.  The
Company's other major contract seating products are marketed under the Cirrus, Nimbus, and Rhino trademarks.

No government approval is required for Cramer's products. The Company designs its products to meet voluntary industry standards for strength and reliability (ANSI/BIFMA). The Company maintains ANSI/BIFMA test equipment at its factory and has implemented a program of systematically testing its products for reliability. Certain products are designed to meet the more rigorous requirements of the General Services Administration. This provides the Company with competitive advantages in certain situations.

The Company's production processes use no known hazardous or polluting substances. The Company is subject to various federal, state, and local laws and regulations governing the protection of its employees and the environment. The Company believes that it is in substantial compliance with such laws, and that continued compliance will not have a material adverse effect on its business.

Employees

As of December 31, 1996, the Company employed 94 full time people; 36 office, supervisory, managerial, and executive personnel, and 58 factory workers. Cramer management considers the ability to attract, train, and retain skilled professional employees and production workers to be an important aspect of the Company's competitive advantage. Management believes that it enjoys a good, interdependent relationship with its employees, and has instituted personnel policies intended to maintain this relationship. The Company is an equal opportunity employer and an active non-discrimination policy is integral to this concept.

The factory workers are covered by a collective bargaining agreement with the United Steelworkers of America which expires on September 30, 1998. The Company believes that strong labor relations are important to its ability to achieve product quality, on-time delivery, and continuous improvement in the workplace. No work stoppages have occurred over the past ten years. The State of Kansas is a right-to work state, so not all factory workers belong to the Union. At year end, 24 of the 58 factory workers were not dues-paying members. The Company considers its labor relations to be good.

Research and Development

New products are developed internally by a technical staff who have an average of 5 years experience with seating and industrial products. New designs are developed on state-of-the-art CAD equipment to shorten development time, improve documentation, and facilitate sourcing of high-quality components from outside vendors. The Company spent approximately $80,000 and $70,000 on engineering, research and development in 1996 and 1995, respectively.

Cramer employees are committed to continuous improvement of products and processes. The Company believes that this philosophy is working to develop products with higher reliability, lower cost, and improved product features.

Item 2.  DESCRIPTION OF PROPERTY

The Company's corporate headquarters and manufacturing facility are located on a 5-acre tract at 625 Adams Street, Kansas City, KS in a building owned and occupied by the Company since 1957. This facility comprises 165,000 square feet, including 20,000 office, 2,000 showroom, and 143,000 manufacturing space.

The Company considers the facility appropriate for its type of manufacturing, with sufficient expansion potential for foreseeable growth. The facility is in good condition. No expansions, renovations, or significant changes are necessary or planned. The location is in proximity to a large labor pool and has good access to transportation, including rail service.

The Company believes that its facilities are adequately insured.

Sales showrooms located in furniture design centers in Los
Angeles, Chicago, and New York are subleased by Cramer for permanent display of the Company's products. None of these subleases have terms longer than one year.



ITEM 3. LEGAL PROCEEDINGS

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                             PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

Cramer stock is not listed on NASDAQ or any exchange and there is no public trading market for the Company's stock.

The Company is aware of a limited number of privately negotiated transactions in the Company's stock. In such cases, the Company has been informed that the price per share approximated the net book value of the Company's stock.

As of December 31, 1996, there were 701 shareholders of record.

Since being publicly held, the Company has never paid cash dividends and does not anticipate paying any cash dividends in the foreseeable future. The Company's ability to pay cash dividends on its common stock will depend upon its capital surplus and cash requirements.

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, the following discussion and other sections of this report on Form 10-KSB contain forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Factors That May Affect Future Results of Operations," as well as those discussed elsewhere in the Company's reports filed with the Securities and Exchange Commission.



RESULTS OF OPERATIONS

Cramer's net order income increased by 1% in 1996 to $12,074,000 as compared to a decline of 10% during 1995. The increase in order income levels was the result of improved sales representative performance, new products and programs. At December 31, 1996, Cramer's backlog of unfilled orders was $972,000 as compared to $973,000 at December 31, 1995.
Substantially all of the December 31, 1996 backlog was scheduled to ship within the first quarter of 1997.

At $11,872,000, 1996's net sales were 7% less than in 1995. However, net sales in 1995 included approximately $750,000 generated by a reduction in the abnormally high backlog that had built up in the latter portions of 1994 when the Company was experiencing operating difficulties. Excluding this one-time event, sales results for 1996 were almost equal to 1995.

The Company's total gross margin in 1996, $3,310,000, was $87,000 higher than in 1995. As a percentage of net sales, margins improved from 25% in 1995 to 28% in 1996. The increase in margins is due to higher average selling prices in 1996 and to material cost reductions achieved from improved purchasing practices and improvements in product design.

Selling expenses increased by $381,000 in 1996 as compared to 1995. The increase was primarily due to the costs of recruiting a new and expanded executive sales management team. The Company also incurred increased advertising and promotional activities related to an increase in new product introductions in 1996 as compared to 1995. Additionally, in 1996, the Company incurred increased costs to negotiate and sign multi-year direct sales contracts with the General Services Administration and other federal agencies. Finally, the Company's commission expenses were higher as a percentage of sales in 1996 as compared to 1995 due to the success of its programs to increase direct sales to government agencies and other end users. These programs require commission payments to a participating furniture dealer.

General and administrative expenses decreased by $146,000 between 1995 and 1996. The decrease was due in part to the transfer of certain administrative personnel into sales related positions and to an approximately $70,000 reduction in costs associated with product liability claims.

Interest expense was $47,000 lower in 1996 as compared to 1995. The 31% reduction in expense was due to lower average borrowings, $1,299,000 in 1996 as compared to $1,444,000 in 1995. In addition, the Company benefited from a significant reduction in interest rates as a result of the consolidated Rotherwood (the Company's parent) borrowing arrangements instituted during the year (see Note 3 to the Financial Statements).

As a result of a significant tax net operating loss carryforwards originating in the 1980s, the Company paid only $3,000 in income taxes for 1995 and expects to pay none for 1996. Deferred tax assets arising from these tax loss carryforwards and other temporary differences have not been recorded due to the uncertainty of future operating success.

While the total gross margin increased in 1996 as compared to 1995, higher selling expenses resulted in an $80,000 decrease in net income. As a result of option exercises in mid-1995, weighted average shares outstanding increased by 481,000 during 1996. Net income per share in 1996 was $0.08 as compared to $0.12 in 1995.

FINANCIAL CONDITION AND LIQUIDITY

The Company's December 31, 1996 accounts receivable balance decreased by $68,000 as compared to the balance at December 31, 1995. The decrease is consistent with the lower sales level in December 1996 as compared to December 1995 and management's continued emphasis on reducing the days sales in receivables, which decreased from 31 days at December 31, 1995 to 30 days at December 31, 1996.

The Company's December 31, 1996 inventory decreased by $202,000 (or 14%) from the 1995 year-end balance. The reduction was due to tighter inventory controls and continued management emphasis on improving inventory turnover, which increased from 8.2 times per year in 1995 to 8.6 times per year in 1996.

Capital expenditures in 1996 aggregated $227,000 and consisted of investments in factory tooling and office equipment. Purchases of capital equipment increased significantly in 1996 over the 1995 level as the Company returned to normal operating practices concerning equipment replacement and improvement. Purchases of such assets had been curtailed in 1995 due to the Company's financial constraints.

The Company's short-term notes payable increased and long-term notes decreased at December 31, 1996 as compared to December 31, 1995 due to the Company's participation in a new consolidated Rotherwood credit facility. The consolidated credit facility matures in August 1997 and all borrowings are classified as current liabilities at December 31, 1996. The Company used its borrowings under the new facility to retire all outstanding long-term notes payable to banks and its previous working capital line with United Missouri Bank. Total borrowings at December 31 1996 under the new credit facility, $1,059,000, are substantially equivalent to total borrowings from banks, $1,064,000, at December 31, 1995.

In order to improve relations with the Company's vendors, trade accounts payable were decreased by $352,000 during 1996. The reduction was achieved by applying a portion of the cash generated from operations to these liabilities.

Long-term notes from parties other than banks were reduced by $82,000 during 1996 in accordance with established payment schedules. All remaining payments on such debts are due within the succeeding twelve months and therefore are shown entirely as current liabilities.

During 1996, Rotherwood negotiated a new credit facility with Mark Twain Bank (the Bank). The new credit facility provides Rotherwood, and each of its four participating subsidiaries (including Cramer), with access to a $3,750,000 credit line with interest charged on outstanding borrowings at one-eighth less than the Bank's prime interest rate. This is a reduction in interest rates as compared to the Company's prior borrowing arrangements with banks. The Company may borrow up to the maximum amount of the credit line less any amounts already borrowed by the other participating Rotherwood companies.

The combined credit facility is secured by the inventory, accounts receivable, and equipment of all of the Rotherwood subsidiaries. In addition, each participating Rotherwood subsidiary has guaranteed repayment of the total amount borrowed under the credit facility. However, the current assets pledged by the other Rotherwood subsidiaries in support of the credit facility exceeded $4 million at December 31, 1996. In addition, Rotherwood's founder has pledged publicly traded equity securities with a market value in excess of $4 million as additional collateral for the loan. Management believes that the reduction in interest rates and the access to a larger credit facility more than offset the risk that it would suffer losses under the guarantee provisions of the credit facility in the event that one or more of the other Rotherwood subsidiaries would default under their portion of the credit line.

There is a risk that Cramer will not have access to sufficient funds for its operations if the other participating Rotherwood subsidiaries have borrowed more of the funds under the credit line than anticipated. However, the $3,750,000 credit line is substantially in excess of the total aggregate prospective borrowing needs of Cramer and the other Rotherwood subsidiaries over the next 12 months. Furthermore, Cramer management participates in regular assessments of the borrowing needs of all Rotherwood subsidiaries and believes it would be aware of anticipated credit shortages in time to arrange new or additional sources of capital. Therefore, the Company believes that the current consolidated credit line, coupled with anticipated cash flow from operations, will be sufficient to meet current operating requirements over the next 12 months.

Management believes that 1997's results will improve on those in 1996. Intake of orders and sales are expected to increase as the Company realizes the benefits of the new products introduced and of the marketing and distribution enhancements made in 1996. Overall profitability should be enhanced as a result of realizing a full year's benefit of cost reductions made in 1996. Profitability on individual orders should be further enhanced as the increased production volume will allow lower allocation of fixed costs to individual orders. Due to these factors, profitability is anticipated to increase at a faster rate than sales volume.


FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

In connection with the "Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995," Cramer, Inc. is hereby filing cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements of the Company made by, or on behalf of, the Company. When used in this Form 10-KSB and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer, words or phrases such as "believes", "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project" or similar expressions are intended to identify forward-looking statements. The Company wishes to caution readers not to place undue reliance on such forward-looking statements.

There are a number of reasons why investors should not place undue reliance on forward-looking statements. Among the risks and uncertainties that could cause the Company's actual results for future periods to differ materially from any forward-looking statements made are the following:

  .    Fluctuations or reductions in product demand and market
       acceptance
  .    The level of product development by the Company
  .    Capacity and supply constraints or difficulties
  .    The results of financing efforts
  .    The effect of new laws and regulations
  .    Unexpected additional expenses or operating losses
  .    Competition
  . The Company's reliance on certain vendors for key components

The foregoing list of risks and uncertainties is not meant to be complete.

ITEM 7.     FINANCIAL STATEMENTS

The following financial statements of Cramer, Inc., are included herewith:
                                                       Page No.
Independent Auditor's Report                             F-1
Balance Sheet - December 31, 1996                        F-2
Statements of Income for the Years Ended
December 31, 1995 and 1996                               F-3

Statements of Stockholders' Equity (Deficit) for
the Years Ended December 31, 1995 and 1996               F-4

Statements of Cash Flows for the Years Ended
December 31, 1995 and 1996                               F-5

Notes to Financial Statements                            F-6

                  Report of Independent Auditors            F-1



The Board of Directors and Stockholders
Cramer, Inc.

We have audited the accompanying balance sheet of Cramer, Inc. as of December 31, 1996, and the related statements of income, shareholders' equity (deficit), and cash flows for each of the two years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cramer, Inc. at December 31, 1996, and the results of its operations and its cash flows for each of the two years in the period then ended, in conformity with generally accepted accounting principles.



                                          /s/ Ernst & Young LLP
Kansas City, Missouri
February 17, 1997

                           CRAMER INC.                        F-2
                          BALANCE SHEET
            (Amounts in Thousands, Except Share Data)


ASSETS                                                     December 31, 1996
  Current Assets:
     Cash                                                      $      117
     Accounts receivable, net of allowance of $21                   1,034
     Inventories                                                    1,286
     Prepaid expenses                                                 284
       Total Current Assets                                         2,721

  Property, Plant and Equipment, net                                  658

  Other Assets:
     Intangible pension asset                                         264

       Total Assets                                            $    3,643

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities:
     Note payable                                              $    1,059
     Current portion of long-term notes                                76
     Accounts payable                                                 672
     Accrued liabilities                                              573

       Total Current Liabilities                                    2,380

  Noncurrent Liabilities:
     Pension benefits payable                                         552
     Other                                                            159

       Total Noncurrent Liabilities                                   711

  Stockholders' Equity:
     Common stock, no par value; authorized, 6,000,000
       shares; issued and outstanding 3,840,650 shares              3,508
     Accumulated deficit                                          (2,914)

                                                                      594

     Minimum pension liability adjustment                            (42)

       Net Stockholders' Equity                                       552

     Total Liabilities and Stockholders' Equity                  $  3,643

The accompanying notes are an integral part of these financial statements.

                           CRAMER INC.                        F-3
                       STATEMENTS OF INCOME
          (Amounts in Thousands, Except Per Share Data)


                                                   Year Ended December 31,
                                                      1996           1995

Net Sales                                            $11,872      $12,785
Cost of Sales                                          8,562        9,562

      Gross Profit                                     3,310        3,223

Operating Expenses:
  Selling                                              1,933        1,552
  General and administration                             921        1,067

      Total Operating Expenses                         2,854        2,619

      Income from Operations                             456          604

Other Income (Expense):
  Interest expense                                     (105)        (152)
  Other                                                 (26)         (44)

      Income Before Income Taxes                         325          408

Income Taxes                                               0            3

Net Income                                           $   325      $   405

Net Income Per Common and Common
  Equivalent Share                                   $  0.08      $  0.12

Weighted Average Number of Common and
  Common Equivalent Shares Outstanding                 3,841        3,360



The accompanying notes are an integral part of these financial statements.

                           CRAMER, INC.                       F-4
           STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                      (Amounts in Thousands)


                                                                        Total
                                                             Minimum    Stock-
                                                             Pension   holders'
                    Number of  Common  Accumulated Treasury Liability  Equity
                     Shares    Stock     Deficit    Stock  Adjustment (Deficit)

Balance at
 December 31, 1994   2,707     $3,425   $(3,644)    $(147)    $(76)    $(442)

Issuances of Common
 Stock Upon
 Option Exercise     1,150        230                                    230

Adjustment to
 Additional Minimum
 Pension Liability                                              17        17

Retirement of
 Treasury Stock        (16)      (147)               147

Net Income                                  405                          405

Balance at
 December 31, 1995   3,841       3,508   (3,239)       0       (59)      210

Adjustment to
 Additional Minimum
 Pension Liability                                              17        17

Net Income                                  325                          325

Balance at
 December 31, 1996   3,841      $3,508  $(2,914)       $0     $(42)     $552


The accompanying notes are an integral part of these financial statements.

                           CRAMER, INC.                       F-5
                     STATEMENTS OF CASH FLOWS
                      (Amounts in Thousands)


                                                    Year Ended December 31,
                                                        1996         1995

Cash flows from operating activities:
  Net income                                         $     325   $    405
  Income from settlement of property
     taxes                                                   0      (137)
  Adjustments to reconcile net income
     to net cash provided by operating
     activities:
     Depreciation and amortization                         177        162
     Changes in operating assets and
       liabilities:
       Accounts receivable                                  68        156
       Inventories                                         202        133
       Prepaid expenses                                   (38)        110
       Other assets                                         52         52
       Accounts payable and accrued
         liabilities                                     (437)      (498)
       Noncurrent pension benefits payable                (26)       (24)
       Other noncurrent liabilities                         24        135

       Net cash provided by operating
         activities                                        347        494

Cash flows from investing activities:
  Capital expenditures                                   (227)       (57)

Cash flows from financing activities:
  Principal payments on notes payable
     and long-term notes                               (6,840)   (13,212)
  Proceeds from issuance of notes payable
     and long-term notes                                 6,753     12,628
  Proceeds from exercise of stock options                    0        230
       Net cash used in financing activities              (87)      (354)

Net increase in cash                                        33         83
Cash at beginning of year                                   84          1

Cash at end of year                                  $     117   $     84

Supplemental disclosures of cash
flow information:
  Cash paid during the year for:
     Interest                                        $     102   $    162
     Income tax                                      $       0   $      2



The accompanying notes are an integral part of these financial statements.

                           Cramer, Inc.                       F-6
                  Notes to Financial Statements
                        December 31, 1996



1.   SUMMARY OF ACCOUNTING POLICIES

ORGANIZATION

Cramer is a manufacturer of seating and utility products for office and industrial use. The Company sells its products throughout the United States. International sales are limited. The Company's principal customers are office furniture dealers (seating products) and wholesale catalog distributors (utility and seating products). Cramer is a 54% owned subsidiary of Rotherwood Corporation (Rotherwood), a Minneapolis, Minnesota based holding company.



INVENTORIES

Inventories are valued at the lower of cost (determined by the first-in, first-out method) or market. The closing inventory is comprised of raw material $804,000, work in progress $297,000, and finished goods $185,000.



PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are carried at cost. Depreciation is provided for in amounts sufficient to charge the cost of depreciable assets to operations over their estimated service lives, principally on a straight-line basis.

                                                        Estimated
                                                          Useful
                                           Cost            Life
                                      (In Thousands)    (In Years)

     Land                               $    29            ------
     Buildings                              715            20-40
     Machinery and Equipment              3,330             3-10
     Furniture and Office Equipment       1,245             5-10
                                          5,319
     Less Accumulated Depreciation        4,661
     Net Property, Plant and Equipment  $   658



INCOME TAXES

Income taxes have been provided using the liability method in accordance with FASB Statement No. 109, Accounting for Income
Taxes.

USE OF ESTIMATES

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.



WARRANTIES

Depending on the model, the Company warranties its products for periods up to 15 years. The Company's reserve for anticipated warranty costs of $180,000 is included in accrued liabilities. The warranty reserve is estimated based on durability testing, engineering studies, and actual costs in prior years.



2.   BENEFIT PLANS

DEFINED BENEFIT PLAN

The Company has a defined benefit pension plan covering all of its bargaining unit employees working as of September 30, 1988. Effective September 30, 1988, the plan was amended to freeze future benefit accruals. As a result of freezing the benefits, no further benefits accrue to plan participants. The amount of pension a participant will receive was frozen at $9.00 multiplied by the number of years of service from the later of the date of hire or January 1, 1942, through September 30, 1988. Effective September 30, 1988, new employees have not accrued benefits under the defined benefit plan. The Company's funding of the plan is equal to, or exceeds, the minimum contribution required by ERISA and totaled $181,400 and $80,500 in 1996 and 1995, respectively.

Net pension costs included the following components (in thousands):

                                          Year Ended December 31,
                                             1996        1995

Service cost - benefits earned during
     the period                         $         0    $       0
Interest cost on projected benefit
     obligation                                  79           92
Expected return on plan assets                  (33)         (42)
Net amortization and deferral                    52           52
     Net regular periodic pension cost           98          102
Settlement costs                                 68            0

          Total pension costs           $       166    $     102

     Net regular periodic pension cost was calculated using the following assumptions:

                                          Year Ended December 31,
                                               1996     1995

     Weighted Average Discount Rate             8.0%     8.0%
     Expected Long-Term Rate of Return          8.9%     8.9%


The plan's funded status as of December 31, 1996 is summarized below (in thousands):

     Actuarial present value of projected benefit
          obligation                              $    875
     Plan assets at fair value                         291
     Projected benefit obligation in excess of
          plan assets                                 (584)
     Remaining unrecognized net transition
          obligation                                   244
     Unrecognized prior service cost                    20
     Unrecognized net loss                              42
     Adjustment required to recognize minimum
          liability                                   (306)

     Net pension liability recognized             $   (584)

Of the net pension liability, $32,000 is reflected as the current portion and included in accrued liabilities. An intangible asset of $264,000 equal to the unrecognized prior service cost and transition obligation has been included in the balance sheet.
The remaining additional minimum liability of $42,000 related to the unrecognized net loss has been recorded as a decrease in stockholders' equity at December 31, 1996.

In order to reduce administrative costs, in 1996 the Company settled its pension obligation with retirees that had a vested benefit of less than $3,500. The Company also transferred its pension obligation for certain retirees to an insurance company in exchange for the portion of the Plan assets for which the insurance company had previously served as trustee. These transactions reduced the accumulated plan benefit obligation by approximately $159,000 and was accounted for as a settlement under Statement of Financial Accounting Standards No. 88, Employers Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits. Settlement costs of $68,000 are included as a portion of 1996's other non-operating income and expense.

Plan assets are held by trust funds devoted to servicing pension benefits and are invested in a diversified portfolio of fixed income and equity securities.



DEFINED CONTRIBUTION PLAN

The Company sponsors a 401(k) plan covering substantially all employees. Participants may contribute from one percent (1%) to fifteen percent (15%) of compensation, subject to annual limitations. Company contributions are at the discretion of the Board of Directors. There were no Company contributions in 1996 or 1995.


3.   SHORT-TERM BORROWINGS

The Company, Rotherwood, and certain other subsidiaries of Rotherwood participate in a combined credit facility with Mark Twain Bank. The credit facility provides Rotherwood and its participating subsidiaries with access to a credit line of $3,750,000 with interest charged at a rate of one-eighth of a percent less than the Bank's prime rate (8.125% at December 31, 1996). The Company's share of these borrowings at December 31, 1996 was $1,059,000. The total amount borrowed by all Rotherwood companies at December 31, 1996 was $1,128,000.

The combined credit facility, which matures in August 1997, is secured by the inventory, accounts receivable and equipment of all of the participating Rotherwood subsidiaries.

The Company, and each of the other Rotherwood subsidiaries, has guaranteed repayment of the total debt to Mark Twain Bank. The current assets pledged by the other Rotherwood subsidiaries exceeded $4 million at December 31, 1996. In addition, Rotherwood's founder has pledged publicly traded equity securities with a market value in excess of $4 million as additional collateral for the loan. The Company's management believes that there is minimal risk associated with the guarantee provisions of the credit facility.



4. LONG-TERM NOTES

                                                  December 31,
                                                       1996
                                                   (Amounts in
                                                    Thousands)

Note payable to Wyandotte County on real estate
taxes - unsecured, payable in seven monthly
installments of $10,340 through July 1997.
The note is non-interest bearing and is net
of unamortized discount of $2,811 calculated
using an imputed interest rate of 12%.                  $70

Note payable in settlement of a mediated agreement
in an age discrimination suit, payable in monthly
installments of $2,000 through March 1997.                6

     Total Long-Term Notes, All Current                 $76

5.   STOCKHOLDERS' EQUITY

The Company has a stock option plan (the Plan) which provides for the grant of incentive awards to directors, officers and other key employees. Under the Plan, stock options are granted at the fair market value of the Company's common stock at the date of the grant. Because the stock is not actively traded, the Company uses book value to approximate fair market value. All option grants were made prior to December 31, 1994 and, in accordance with APB opinion No. 25, Accounting for Stock Issued to Employees, no compensation expense was recognized. There were no stock option grants in 1995 or 1996.

In 1989, a principal shareholder was granted an option to purchase 1,100,000 shares of the Company's stock at $0.20 per share in recognition of his assistance in obtaining new debt financing for the Company. The shareholder subsequently transferred this option to Rotherwood Corporation, an affiliate of the stockholder. During 1995, Rotherwood exercised these options and the stock was issued by the Company.

During 1995, 50,000 shares of stock were issued by the Company to a former employee of the Company upon exercise of his options.
These options had an exercise price of $0.20 per share.

During 1995, 245,500 options that were previously vested canceled in conjunction with the termination of employment of certain former members of the Company's management. All currently outstanding stock options expire in November 1998. At December
31, 1996, the Company had the following stock options outstanding:

                   Number      Number      Number
                  of Shares   of Shares   of Shares     Exercise
  Name           Authorized    Granted     Vested         Price
Management        829,900       20,000      20,000     $    0.40

During 1995, the Company's Board of Directors approved the retirement of the Company's treasury stock. The cost of the treasury stock, approximately $147,000, was charged to the common stock account.



6. NET INCOME PER SHARE

Net income per share has been calculated by dividing the net income by the weighted average of common and common equivalent shares outstanding during 1996 and 1995, 3,840,650 and 3,359,690, respectively. Common equivalent shares, which consist of outstanding shares and options authorized under the stock option plans, are determined using the treasury stock method based on the Company's net book per share during the period, which the Company believes to approximate the fair market value per share of the Company stock. As the option exercise price exceeds the net book value per share, options are not considered in the 1996 and 1995 calculations as their effect would be antidulitive.

7.   INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 1996 are as follows (in thousands):

     Deferred tax Assets:
          Net operating loss carryforwards        $    3,541
          Tax credit carryforwards                       317
          Pension costs                                  218
          Warranty accrual                                70
          Product liability accrual                       65
          Vacation accrual                                19
          Inventory                                        8
          Other - net                                     26
     Total deferred tax assets                         4,264
     Deferred tax liabilities:
          Depreciation                                   (12)
     Net deferred tax assets                           4,252
     Valuation allowance                              (4,252)
                                                  $        0

A reconciliation of the income tax provision to the amounts computed at the federal statutory rate is as follows (in thousands):

                                          Year Ended December 31,
                                            1996        1995

     Tax provision at statutory rate    $    110  $    139
     State income taxes, net of
          federal taxes                       15        19
     Changes in valuation reserve
          related to utilization of
          net operating loss carryforward   (130)     (158)
     Other                                     5         3
                                        $      0  $      3

At December 31, 1996, the Company has available the following net operating loss and credit carryfowards to reduce future income taxes. These amounts are subject to applicable limitations.
(Amounts in thousands.)

                                   Amount            Expiration
                                 Available               Dates

     Net operating losses          $    9,078       2001 - 2009
     Targeted jobs tax credit      $      261       1999 - 2001
     Investment tax credit         $       56       1999 - 2000
     Contributions                 $        4       1996 - 1999

8.   FINANCIAL INSTRUMENTS

The Company grants credit to customers who meet the Company's pre-established credit requirements. Credit losses are provided for in the Company's financial statements based on factors surrounding the credit risk of specific customers, historical trends and other information and have consistently been within management's expectations.

The Company's concentrations of credit risk with respect to trade receivables arising from the sale to office furniture dealers are minor due to the large number of entities comprising the Company's customer base. However, as of December 31, 1996, the Company had approximately $171,000 of receivables from eight companies, all of whom are wholesale catalogers of office or industrial products and who are the principal purchasers of the Company's utility products.

At December 31, 1996, the carrying value of the Company's cash, accounts receivable, and accounts payable approximate fair value. Based on borrowing rates currently available to the Company for bank loans with similar terms and collateral, the fair value of the Company's short-term notes payable and long-term notes approximate their carrying value.



9. COMMITMENTS AND CONTINGENCIES

The Company is a defendant in several lawsuits relating to product liability claims arising from accidents allegedly occurring in connection with the use of its products. The claims are covered by insurance and are being defended by the Company's counsel or by counsel assigned by the Company's insurance carriers, but are subject to deductibles ranging from $0 to $100,000. A number of the claimants allege substantial damages. The ultimate outcome of such litigation cannot be predicted at this time. However, management believes the Company has substantial defenses with respect to the claims and that the ultimate outcome of these claims will not have a material adverse effect on the Company's financial position. The company has accrued and included with other noncurrent liabilities the estimated amount of losses not covered by insurance which may be incurred from presently known and anticipated product liability claims.



10.  NON-OPERATING INCOME

During 1995, the Company negotiated a reduction in previously assessed and unpaid real estate and personal property taxes due Wyandotte County, Kansas, the site of the Company's manufacturing facilities. Wyandotte County also agreed to allow payment of the remaining amounts due over a 24-month period. Income of $137,000 was recorded from this settlement and is included as a component of 1995's other nonoperating income and expense.

11. RELATED PARTY TRANSACTIONS

Rotherwood, the Company's majority owner, provides management services to the Company. Certain employees of the Company provide management service to other subsidiaries of Rotherwood. In 1996 and 1995, the net cost to the Company for these services was approximately $46,000 and $21,000, respectively. (See Note 5 for discussion of Rotherwood's 1995 stock option exercise.)



ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                             PART III



ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
          ACT

A.   IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS:

The Company's Board of Directors is composed of three (3) members elected to serve for terms as indicated. The officers and directors of the Company are as follows:

                                                        Officer or
                                                       Director of
                                                       the Company  Term to
      Name         Age          Office                   Since      Expire

James R. Zicarelli 45     Chairman of the Board & CEO       1992     1997
David E. Crandall  53     Director                          1992     1997
James E. Workman   47     Director                          1994     1997
James Lockley      46     Vice President,
                          Sales & Marketing                 1996
David C. Mettlach  44     Vice President,
                          Business Development              1992
Gary A. Rubin      39     Vice President, Finance
                          Secretary & Treasurer             1995
George Kruse       53     Vice President, Operations        1996


Past Business Experience

James R. Zicarelli  President of Rotherwood Corporation, a
                    holding company and majority stockholder of the Company. In addition, Mr. Zicarelli serves as a board member or officer of The American Company, Inc., Pacer Corporation, and Sagebrush Technology Inc. Prior to 1992, Mr. Zicarelli was the President of DRC, a data services company.

David E. Crandall   Chairman and CEO of PPA Industries, a
                    manufacturing Company located in Dallas,
                    Texas. In addition, Mr. Crandall serves as board member of PPA Industries, Inc., and Information Retrieval Methods.

James E. Workman    President, Workman Consulting International
                    and General Manager, Pacer Trading Company, a subsidiary of Rotherwood Corporation.
                    Formerly Director of Purchasing, IAMS
                    Company.  IAMS is a premium pet food
                    manufacturer. Prior to 1990, Mr. Workman was a materials manager for Cramer, Inc.

James Lockley       Vice President, Sales and Marketing of Cramer
                    since April 1996. Twenty-three years of sales and sales management experience in the office products and contract furniture industries. Most recently, Director of Sales
                    & Marketing for Johnson Industries.

David C. Mettlach   Vice President of Cramer since October 1992.
                    Prior background in developing, marketing and manufacturing contract furniture products for
                    Haworth and Universal Woods, inc. These products included seating lines, casegoods
                    (wood and metal) and panel systems.

Gary A. Rubin       Vice President, Finance of Cramer since April
                    1995.  Formerly Vice President, Finance and
                    Administration for a capital equipment
                    manufacturer and Senior Audit Manager for Deloitte & Touche. Certified Public
                    Accountant.

George Kruse        Vice President, Operations of Cramer since
                    March 1996. Formerly Director of Operations for Cramer, Inc. since January 1995. Prior background in manufacturing and operations management with Johnson & Johnson and Honeywell, Inc. Most recently West Coast
                    General Manager for PPA Industries, Inc.

No director or officer has any family relationship with any other director or officer.



ITEM 10.  EXECUTIVE COMPENSATION

Board member James Zicarelli serves as the Company's CEO. Mr. Zicarelli is an employee of Rotherwood Corporation and does not receive any compensation from the Company for serving as CEO. Mr. Zicarelli's compensation from Rotherwood is not specifically related to Cramer's performance or the time spent by him in Cramer management. However, the Company paid certain management fees to Rotherwood in 1995 and 1996. See Section 12 of this report for further discussion of Cramer's transactions with Rotherwood. None of the Company's other executive officers' compensation exceeded $100,000 in 1996.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

The following table sets forth the ownership of the Company's common stock by each person known to the Company to be the beneficial owner of more than 5% of its outstanding common stock, by individual directors of the Company, and by the officers and directors of the Company as a group:

                                         Amount and
                                         Nature of
                    Name and Address     Beneficial    Percent of
Title of Class     of Beneficial Owner   Ownership /a/  Class /h/


Common stock   Rotherwood Corporation /b/  2,081,236        53.9%
               1400 Northland Plaza
               3800 W. 80th Street
               Bloomington, MN  55431

Common stock     James L. Marvin /c/         300,000         7.8%
            155 W. Lake Avenue
            Suite 203
            Colorado Springs, CO  80906

Common stock     David E. Crandall /d/       125,341         3.2%
            5415 Edlen Drive
            Dallas, TX  75220

Common stock     James R. Zicarelli /e/            0           0%
            1400 Northland Plaza
            3800 W. 80th Street
            Minneapolis, MN  55431

Common stock     James E. Workman /f/         30,000         0.8%
            2245 Rockingham Drive
            Troy, OH  45373

All Officers and Directors as a Group
  (7 persons)                                 175,341 /g/    4.5%

/a/ Represents shares over which the designated party has sole investment and voting power.
/b/ Rotherwood Corporation may be deemed a "parent" of the Company by virtue of its percentage of stock ownership.
/c/ Consists of 300,000 shares of common stock which are held by Foothills Company, an affiliate of Mr. Marvin.
/d/    Mr. Crandall is a Director of the Company.
/e/ Mr. Zicarelli is a Director, Chairman and CEO of the Company and an Officer of Rotherwood Corporation.
/f/ Mr. Workman is a Director of the Company and an employee of Rotherwood Corporation.
/g/ Includes options to purchase 20,000 shares of common stock, which can be immediately exercised.
/h/    Percentage based on common and common equivalent shares.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

By virtue of its 54% ownership of the Company's common stock, Rotherwood Corporation (Rotherwood) is a "parent" of the Company. In order to provide needed capital during 1995, the Company issued 1,100,000 shares of common stock to Rotherwood upon exercise of stock options. The option exercise price was $0.20 per share. See discussion at Note 5 to the Financial Statements.

Mr. James Zicarelli, Chairman of the Company's Board of Directors, has served as the Company's CEO since February 1995. Mr. Zicarelli is an employee of Rotherwood. Mr. Workman, a member of the Company's Board of Directors, is also an employee of Rotherwood. In 1995, Cramer began paying fees to Rotherwood for management services including those provided by Mr. Zicarelli. In 1995 and 1996, the Company also paid fees to other affiliates of Rotherwood for consultation and assistance provided in the area of Human Resources and Labor Relations. In 1995 and 1996, certain employees of Cramer provided operating and financial consulting services to other subsidiaries of Rotherwood in return for fees paid to the Company. Total amounts charged for the foregoing services were:

                                       1996          1995
Paid by the Company to Rotherwood
  and its affiliates                 $102,000       $41,000
Paid to the Company by Rotherwood
  and its affiliates                 $ 56,000       $20,000

The Company believes that the amounts charged for services provided or received were not less favorable than those charged by third parties.

The Company participates in a combined Rotherwood credit facility with Mark Twain Bank (see Management's Discussion and Analysis and Note 3 to Financial Statements).



ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 10.1     1989 Incentive Stock Option Plan
Exhibit 10.2     1996 Loan Documents - Mark Twain Bank
                 10.2a Corporate Resolution of Rotherwood Corporation 10.2b Commercial Security Agreement of Rotherwood
                        Corporation
                 10.2c Commercial/Agricultural Revolving or Draw Note - Variable Rate
                 10.2d  Loan Agreement, dated August 27, 1996
                 10.2e Revised Facility Description Rider to the Loan Agreement, dated August 27, 1996
                 10.2f  Continuing Contract of Guaranty
                 10.2g  Commercial Security Agreement of Cramer, Inc.
Exhibit 23a      Consent of Ernst & Young

There were no current reports filed by the Company in 1996.

                            SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, as duly authorized.

                           CRAMER, INC.



March 14, 1997             /s/ James R. Zicarelli
                           James R. Zicarelli
                           President & CEO
                           (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.



March 14, 1997             /s/ James R. Zicarelli
                           James R. Zicarelli
                           Director



March 14, 1997             /s/ David E. Crandall
                           David E. Crandall
                           Director



March 14, 1997             /s/ James E. Workman
                           James E. Workman
                           Director



March 14, 1997             /s/ Gary A. Rubin
                           Gary A. Rubin
                           Vice President, Finance
                           (Principal Financial and Accounting
                           Officer)

                          EXHIBIT INDEX


Number

10.1   1989 Incentive Stock Option Plan (previously filed)
10.2   1996 Loan Documents - Mark Twain Bank
       10.2a  Corporate Resolution of Rotherwood Corporation
       10.2b  Commercial Security Agreement of Rotherwood Corporation
       10.2c Commercial/Agricultural Revolving or Draw Note - Variable Rate 10.2d Loan Agreement, dated August 27, 1996
       10.2e Revised Facility Description Rider to the Loan Agreement, dated August 27, 1996
       10.2f  Continuing Contract of Guaranty
       10.2g  Commercial Security Agreement of Cramer, Inc.
23a    Consent of Ernst & Young