Form 10QSB
period 1997-03-30
CRAMER INC
filed 1997-05-09
CIK 319497

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                       450 Fifth Street, NW
                      Washington, DC  20549

                           FORM 10-QSB


(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                    For the quarterly period ended March 30, 1997

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

                  PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                           CRAMER, INC.
                          BALANCE SHEET
                            UNAUDITED
              (Amounts in $000's, except share data)

     ASSETS                                      3/30/97        12/31/96
CURRENT ASSETS:
  Cash                                          $     68      $     117
  Trade receivables,
    net of allowance of $21                          990          1,034
  Inventories                                      1,381          1,286
  Prepaid expenses                                   283            284
                                                  ______          _____
          Total current assets                     2,722          2,721

PROPERTY AND EQUIPMENT:
  At cost                                          5,354          5,319
  Accumulated depreciation
    and amortization                               4,709          4,661
          Net property and                         _____          _____
            equipment                                645            658

OTHER ASSETS:
  Intangible pension asset                           264            264
  Other                                               27              0
                                                   _____         ______
          Total Assets                          $  3,658      $   3,643
                                                   =====          =====

  LIABILITIES AND EQUITY

CURRENT LIABILITIES:
  Notes payable                                 $  1,165      $   1,059
  Current maturities of
    long-term notes                                   40             76
  Accounts payable                                   559            672
  Accrued liabilities                                567            573
                                                   _____          _____
          Total current liabilities                2,331          2,380

NONCURRENT LIABILITIES:
  Pension benefits payable                           552            552
  Other                                              190            159
                                                    ____           ____
          Total noncurrent liabilities               742            711

STOCKHOLDERS' EQUITY:
  Common stock, no par value;
    authorized, 6,000,000 shares;
    issued and outstanding,
    3,840,650 shares at March 30,
    1997 and December 31, 1996                     3,508          3,508
  Accumulated deficit                             (2,881)        (2,914)
                                                   _____          _____
                                                     627            594
  Minimum pension liability
    adjustment                                       (42)           (42)
                                                   _____           ____
          Net stockholders' equity                   585            552
                                                   _____           ____

          Total Liabilities and
            Stockholders' Equity                $  3,658       $  3,643
                                                   =====          =====

                           CRAMER, INC.
                       STATEMENTS OF INCOME
                            UNAUDITED
            (Amounts in $000's, except per share data)



                                                      QUARTER ENDED
                                                  3/30/97       3/31/96

NET SALES                                       $  2,859       $  2,667
COST OF SALES                                      2,145          1,982
                                                   _____          _____
          Gross profit                               714            685

OPERATING EXPENSES:
  Selling                                            424            423
  General and administrative                         249            235
                                                    ____           ____
          Total operating expenses                   673            658
                                                    ____           ____

          Income from operations                      41             27

OTHER INCOME (EXPENSE):
  Interest expense, net                              (24)           (36)
  Other, net                                          16             48
                                                    _____           ____
          Total other income (expense)                (8)            12
                                                    _____           ____

INCOME BEFORE INCOME TAXES                            33             39

INCOME TAXES                                           0              0
                                                    _____           ____

NET INCOME                                      $     33       $     39
                                                     ====           ====



Earnings per share based on
weighted average number of
common equivalent shares
outstanding, 3,840,650 for
the quarters ending 3/30/97
and 3/31/96, respectfully                       $   0.01       $   0.01
                                                    =====          =====

                           CRAMER, INC.
                     STATEMENTS OF CASH FLOWS
                            UNAUDITED
                       (Amounts in $000's)



                                                      QUARTER ENDED
                                                  3/30/97        3/31/96

Cash flows from operating
 activities:
   Net income                                     $   33         $   39
   Adjustments to reconcile net
     income to net cash
     provided by (used in)
     operating activities:
   Depreciation and amortization                      48             42
   Changes in operating assets
     and liabilities:
       Accounts receivable                            44            (12)
       Inventory                                     (95)           (73)
       Prepaid expenses                                1             (5)
       Other assets                                  (27)             0
       Accounts payable and
          accrued expenses                          (119)          (109)
       Other noncurrent liabilities                   31             28
                                                   ______          _____

          Net cash provided by
            (used in) operating
             activities                              (84)           (90)
                                                   ______          _____

Cash flows from investing activities:
 Capital expenditures                                (35)           (95)

Cash flows from financing activities:
 Principal payments on notes payable
   and long-term notes                            (2,994)        (2,737)
 Proceeds from issuance of notes
   payable and long-term notes                     3,064          2,927
                                                  ______         ______

       Net cash provided by (used in)
          financing activities                        70            190
                                                  ______         ______

Net increase (decrease) in cash                      (49)             5
Cash at beginning of year                            117             84
                                                  _______        _______

Cash at end of quarter                           $    68         $   89
                                                   ======         ======

Supplemental disclosures:
 Cash paid during the quarter for:
   Interest                                      $    24         $   23
   Income tax                                    $     0         $    1

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS

Except for the historical information contained herein, this report on Form 10-QSB contains forward-looking statements that involve risk and uncertainties. The Company's actual results could differ materially. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, Cramer, Inc. reminds readers that there are many important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements of the Company made by, or on behalf of, the Company. When used in this Form 10-QSB and in other filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer, words or phrases such as "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project" or similar expressions are intended to identify forward-looking statements. The Company wishes to caution readers not to place undue reliance on such forward-looking statements.

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


A.   SUMMARY OF OPERATIONS

At $2,859,000, net sales for the first quarter of 1997 were 7% larger than for the same period in 1996. The increase in net sales reflects a general strengthening in the Company's seating business. The intake of new orders were $2,914,000 in the first quarter of 1997, an increase of 5% as compared to the first quarter of 1996. At March 30, 1997, the Company's backlog was $986,000, an increase of $14,000 from the level at December 31, 1996. Substantially all of the Company's backlog is scheduled to ship within the next three months.

The Company's gross margin in the first quarter of 1997 increased by $29,000 from the level in the first quarter of 1996. As a percentage of sales, margins in the first quarter of 1997 were 25% as compared to 26% in the first quarter of 1996. The decrease in margins reflects higher raw material and component prices.

Despite the increase in volume, selling expenses were tightly controlled and were virtually unchanged in the first quarter of 1997 as compared to the first quarter of 1996. General and administrative expenses increased by $14,000. The increase consists primarily of an additional engineer expenses necessary to implement a formal quality improvement program and expand new product development.

Primarily as a result of the increase in sales volume, income from operations was $41,000 in the first quarter of 1997, an increase of 51% as compared to the first quarter of 1996.

Interest expense decreased by $12,000 or 33% in the first quarter of 1997 as compared to the same period last year. The decrease reflects slightly lower average borrowing levels and the impact of the Company's borrowing at a lower rate in 1997 due to its participation in a consolidated Rotherwood (the Company's parent) banking arrangement. This arrangement was initiated in the 2nd quarter of 1996. (See discussion in Note 3 to the Financial Statements in the 1996 Form 10KSB.)

Other nonoperating income in 1996 included $19,000 of insurance proceeds in settlement of a claim for damages arising from vandalism to the Company's heating system during February of 1996.

While the results of the first quarter of 1997 were lower than in the same period in 1996, management believes that 1997's year-end results will improve on those realized in 1996. Intake of new orders and sales are expected to continue to increase from the 1996 level as the Company realizes the benefits of new products introduced and of the marketing and distribution enhancements made last year. Overall profitability should be enhanced as a result of realizing benefits from cost reductions and of planned sales price increases. Profitability on individual orders should be further enhanced as the increased production volume will allow lower allocation of fixed costs to individual orders.


B.   FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

The Company's trade accounts receivable decreased by $44,000 from December 31, 1996 to March 30, 1997. The decrease was in line with management's expectations and reflects the lower sales volume in February and March of 1997 as compared to November and December of 1996.

Inventories increased by $95,000 during the first quarter of 1997. The increase is primarily in raw materials and work in progress, both of which had been deliberately reduced during December 1996 in preparation for the Company's year-end physical inventory. Furthermore, the Company began increasing selected raw material levels at the end of the first quarter in order to prepare for expected sales increases in the 2nd quarter of 1997.

Capital expenditures aggregated $35,000 during the quarter and consisted of factory tooling to enhance the Company's manufacturing capacity. Purchases of capital assets are anticipated to increase in the second and third quarters with the completion of tooling necessary to support new product introductions and to improve manufacturing processes.

During the first quarter the Company purchased the U.S. distribution rights to a product that competes with its Kik-step stool. A portion of the purchase price represents payment of a non-compete agreement with the principal party associated with the other product. This amount, $27,000, was recorded as an other non-current asset and is being amortized to expense over a 3 year period.

The Company's accounts payable decreased by $113,000 from the December 31, 1996 level. The reduction was the result of the Company negotiating cash discounts for accelerated payments with several of its key vendors. This is part of the Company's ongoing program to strengthen its relationships with its primary material suppliers.

As a result of the decrease in accounts payable, short term notes payable increased by $106,000 during the first quarter of 1997.

During the first quarter of 1997 the Company reduced its long-term notes by $36,000 in accordance with established payment schedules.

The Company continues to participate in a consolidated cash management and credit facility with its parent, Rotherwood. (See discussion in Note 3 to the Financial Statements in the 1996 Form 10KSB.) Management believes that the Company's access to this facility, along with existing cash balances and cash generated from future operations, will be adequate to meet future operating requirements and liquidity needs.

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

          None.



ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None.



ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.



ITEM 5.   OTHER INFORMATION

          None.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

March 31, 1997.  Dismissal of Ernst & Young L.L.P. as the
Company's independent auditors.

April 21, 1997.  Appointment of Deloitte & Touche L.L.P. as the
Company's independent auditors.

                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   CRAMER, INC.
                                   (Registrant)



Date: May 8, 1997                  /s/ Gary A. Rubin
                                   Gary A. Rubin
                                   Vice President, Finance & CFO