Form 10QSB
period 1997-06-30
CRAMER INC
filed 1997-08-14
CIK 319497

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                       450 Fifth Street, NW
                     Washington, D.C.  20549

                           FORM 10-QSB



(Mark One)
X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended June 29, 1997

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

                  PART I.  FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                           CRAMER, INC.
                          BALANCE SHEET
                            UNAUDITED
            (Amounts in Thousands, Except Share Data)

          ASSETS                            6/29/97      12/31/96
CURRENT ASSETS:
  Cash                                     $     98      $    117
  Accounts receivable, net of
    allowance of $21                          1,003         1,034
  Inventories                                 1,323         1,286
  Prepaid expenses                              274           284
       Total current assets                   2,698         2,721

PROPERTY, PLANT AND EQUIPMENT, NET              627           658

Other assets:
  Intangible pension asset                      264           264
  Other                                          25             0

       Total Assets                         $ 3,614      $  3,643

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Note payable                              $ 1,179       $ 1,059
  Current portion of long-term debt              10            76
  Accounts payable                              595           672
  Accrued liabilities                           544           573
       Total current liabilities              2,328         2,380

NONCURRENT LIABILITIES:
  Pension benefits payable                      452           552
  Other                                         196           159
       Total noncurrent liabilities             648           711

STOCKHOLDERS' EQUITY:
  Common stock, no par value;
     authorized, 6,000,000 shares;
     issued and outstanding
     3,840,650 shares at June 29, 1997,
     and December 31, 1996                    3,508         3,508
  Accumulated deficit                        (2,828)       (2,914)
                                                680           594
  Minimum pension liability
     adjustment                                 (42)          (42)
       Net stockholders' equity                 638           552

       Total Liabilities and
       Stockholders' Equity                  $3,614        $3,643

                           CRAMER, INC.
                       STATEMENTS OF INCOME
                            UNAUDITED
          (Amounts in Thousands, Except Per Share Data)


                                            QUARTER ENDED                           SIX MONTHS ENDED
                                    6/29/97             6/30/96              6/29/97             6/30/96


NET SALES                            $3,244              $3,132              $6,103              $5,799
COST OF SALES                         2,350               2,186               4,495               4,168
    Gross profit                        894                 946               1,608               1,631

OPERATING EXPENSES:
   Selling expenses                     530                 556                 954                 979
   General and administrative           277                 226                 526                 461
    Total operating expenses            807                 782               1,480               1,440

    Income from operations               87                 164                 128                 191

OTHER INCOME (EXPENSE):
   Interest expense, net               (23)                (24)                (47)                (60)
   Other, net                          (11)                 (5)                   5                  43
     Total other income
     (expense)                         (34)                (29)                (42)                (17)

INCOME BEFORE INCOME TAXES               53                 135                  86                 174
INCOME TAX EXPENSE                        0                   0                   0                   0

NET INCOME                           $   53              $  135               $  86              $  174

  Net income per share
    based on weighted
    average number of
    common equivalent
    shares outstanding               $ 0.01              $ 0.04              $ 0.02              $ 0.05

Weighted Average Common
 Equivalent Shares
 Outstanding                      3,840,650           3,840,650           3,840,650           3,840,650


<TABLE\>








                           CRAMER, INC.
                     STATEMENTS OF CASH FLOWS
                            UNAUDITED
                      (Amounts in Thousands)


                                                       Six Months Ended
                                                     6/29/97     6/30/96

Cash flows from operating activities:
Net income                                          $    86      $   174
Adjustments to reconcile net
 income to net cash provided by
 (used in) operating activities:
 Depreciation and amortization                          101           84
 Changes in operating assets
   and liabilities:
      Accounts receivable                                31          (98)
      Inventories                                       (37)          32
      Prepaid expenses                                   10           (2)
      Accounts payable and
        accrued expenses                               (106)         (27)
      Other noncurrent liabilities                      (63)          11

        Net cash provided by
         operating activities                            22          174

Cash flows from investing activities:
 Capital expenditures                                   (69)        (161)

Cash flows from financing activities:
 Principal payments on notes payable
   and long-term debt                                (4,284)      (4,312)
 Proceeds from issuance of notes
   payable and long-term debt                         4,312        4,272

        Net cash provided by
        (used in) financing activities                   28          (40)

Net decrease in cash                                    (19)         (27)
Cash at beginning of year                               117           84

Cash at end of quarter                               $   98        $   57

Supplemental disclosures:
 Cash paid during the period for:
   Interest                                          $    45       $   57
   Income tax                                        $     0       $    1





ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS

     Except for the historical information contained herein, this report on Form 10-QSB contains forward-looking statements that involve risk and uncertainties. The Company's actual results could differ materially. In connection with the "safe harbor" provisions of the Private Securities
     Litigation Reform Act of 1995, Cramer, Inc. reminds readers that there are many important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements of the Company made by, or on behalf of, the Company. When used in this Form 10-QSB and in other filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer, words or phrases such as "will likely result", "expects", "are expected to", "will continue", "is anticipated", "estimate", "project" or similar expressions are intended to identify forward-looking statements. The Company wishes to caution readers not to place undue reliance on such forward-looking statements.

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



A.   SUMMARY OF OPERATIONS

     At $6,103,000, net sales for the first half of 1997 were 5% higher than for the same period in 1996. The increase in net sales reflects a general strengthening in the Company's seating business and a 16% reduction in the costs of product returns, defects or price adjustments. This reduction is a result of the Company's formal quality initiatives instituted in the second half of 1996.

     Intake of new orders was $6,182,000 in the first half of 1997, an increase of 3% as compared to the first half of 1996. At June 29, 1997, the Company's backlog was $983,000, an increase of $11,000 from the level at December 31, 1996.
     Substantially all of the Company's backlog is scheduled to ship within the next three months.





     As a percentage of net sales, gross margins in the first half of 1997 were 26% as compared to 28% in the first half of 1996. The decrease in margins reflects (a) increased costs for manufacturing supplies and higher raw material and component prices, and (b) an increase in the proportion of products that are sold freight prepaid with the cost of delivery included in the price of the product.

     Selling expenses in the first half of 1997 decreased by $24,000 as compared to the first half of 1996. The decrease primarily reflects the reclassification of certain selling costs to administrative departments and the absence of expenses to recruit and relocate new executive sales management which were incurred in 1996. General and administrative expenses increased due to additional engineering expenses necessary to implement a formal quality improvement program and expand new product development.

     Interest expense decreased by $13,000, or 22%, in the first half of 1997 as compared to the same period last year. This difference arose primarily in the first quarter and reflects the lower interest rates available to the Company due to its participation in a consolidated Rotherwood banking arrangement initiated in the second quarter of 1996. (See discussion in Management Discussion and Analysis in the 1996
     Form 10KSB.)

     Other nonoperating income in the first half of 1996 included
     $34,000 of insurance proceeds in settlement of a claim for damages arising from vandalism to the Company's heating system during February of 1996.

     For the first half of 1997, the Company's income from operations and net income were $63,000 and $88,000 lower than in the same period in 1996. A general price increase was implemented effective July 1, 1997. In addition, the Company has accelerated its on-going cost reduction program.
     Formal training programs also have been initiated for the Company's purchasing management in order to improve procurement practices. Management expects improved performance in the second half of 1997 as compared to the first half of the year.


B.   FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     The Company's trade accounts receivable decreased by $31,000 from December 31, 1996 to June 29, 1997. The decrease reflects the Company's improvement in cash collections.
     Days sales in receivables decreased from 29.4 at December
     1996 to 28.1 at June 1997.

     Inventories increased by $37,000 during the first half of 1997. The increase is primarily in raw materials and work in progress, which is a normal trend during the year.

     Capital expenditures aggregated $69,000 during the first half of 1997 and consisted of factory tooling to enhance the Company's manufacturing capacity. The rate of purchases of capital assets is not anticipated to change significantly during the remainder of 1997.






     During the first half of 1997, the Company purchased the U.S. distribution rights to a product that competes with its Kik-step stool. A portion of the purchase price represents payment of a non-compete agreement with the principal party associated with the other product. This payment was recorded as an other non-current asset and is being amortized to expense over a 3 year period.

     The Company's accounts payable decreased by $77,000 during the first half of 1997. The reduction was the result of the Company negotiating cash discounts for accelerated payments with several of its key vendors. This is part of the Company's ongoing program to strengthen its relationships with its primary material suppliers.

     Primarily as a result of the decrease in accounts payable, short term notes payable increased by $120,000 during the first half of 1997.

     During the first half of 1997 the Company reduced its long-term notes by $66,000 in accordance with established payment schedules.

     The Company continues to participate in a consolidated cash management and credit facility with its parent, Rotherwood.
     (See discussion in Management Discussion and Analysis in the 1996 Form 10KSB.) Management believes that the Company's access to this facility, along with existing cash balances and cash generated from future operations, will be adequate to meet future operating requirements and liquidity needs for the foreseeable future.



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

          None.







ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None.



ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          On April 21, 1997, the Company solicited proxies concerning the election of Directors at a meeting held on May 20, 1997.



ITEM 5.   OTHER INFORMATION

          None.



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          None.



                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         CRAMER, INC.
                         (Registrant)



Date: 8\11\97            /S/ Gary A. Rubin
                         Gary A. Rubin
                         Vice President, Finance & CFO

