Form 10QSB
period 1997-09-28
CRAMER INC
filed 1997-11-12
CIK 319497

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                       450 Fifth Street, NW
                     Washington, D.C.  20549

                           FORM 10-QSB



(Mark One)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended September 28, 1997

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



               APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
3,840,650 shares of commons stock, no par value as of October 29, 1997.

                  PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

                           CRAMER, INC.
                          BALANCE SHEETS
                            UNAUDITED
         (Amounts in Thousands, Except Share Information)

   ASSETS                                           9/28/97      12/31/96

CURRENT ASSETS:

 Cash                                              $     121    $     117
 Trade receivables, net of
   allowance of $21                                    1,065        1,034
 Inventories                                           1,419        1,286
 Prepaid expenses                                        236          284
   Total current assets                                2,841        2,721

PROPERTY AND EQUIPMENT
 At cost                                               5,443        5,319
 Accumulated depreciation                              4,820        4,661
   Net property and equipment                            623          658

OTHER ASSETS:
 Intangible pension asset                                264          264
 Other                                                    22            0

   Total assets                                     $  3,750     $  3,643

 LIABILITIES AND EQUITY

CURRENT LIABILITIES:
 Note payable                                       $  1,210     $  1,059
 Current maturities of long-term debt                      0           76
 Accounts payable                                        572          672
 Accrued liabilities                                     627          573
   Total current liabilities                           2,409        2,380

NONCURRENT LIABILITIES:
 Pension benefits payable                                452          552
 Other                                                   197          159
   Total noncurrent liabilities                          649          711

STOCKHOLDERS' EQUITY:
 Common stock, no par value;
   authorized, 6,000,000 shares;
   issued and outstanding 3,840,650
   shares at September 28, 1997 and
   December 31, 1996                                   3,508        3,508
 Accumulated deficit                                 (2,774)      (2,914)
                                                         734          594
 Minimum pension liability adjustment                   (42)         (42)

   Net stockholders' equity                              692          552

   Total liabilities and stockholders'
   equity                                            $ 3,750      $ 3,643

                           CRAMER, INC.
                     STATEMENTS OF OPERATIONS
                            UNAUDITED
          (Amounts in Thousands, Except Per Share Data)


                                         Quarter             Nine Months
                                          Ended                Ended
                                  9/28/97     9/29/96    9/28/97    9/29/96

NET SALES                         $  3,092    $ 2,928    $ 9,195  $ 8,727
COST OF SALES                        2,276      2,107      6,771    6,275
   Gross profit                        816        821      2,424    2,452

OPERATING EXPENSES:
 Selling expenses                      462        491      1,416    1,470
 General and administrative            259        253        785      714
   Total operating expenses            721        744      2,201    2,184

   Income from operations               95         77        223      268

OTHER INCOME (EXPENSE):
 Interest expense, net                (17)       (23)        (64)     (83)
 Other, net                           (24)       (17)        (19)      26
   Total other income
     (expense)                        (41)       (40)        (83)     (57)

INCOME BEFORE INCOME TAXES              54         37        140      211

INCOME TAXES                             0          0          0        0

NET INCOME                           $  54      $  37     $  140   $  211



Net income per share based on weighted
 average number of common
 equivalent shares
 outstanding                         $0.01      $0.01    $0.04      $0.05

Weighted average common
 equivalent shares
 outstanding                     3,840,650  3,840,650 3,840,650 3,840,650

                           CRAMER, INC.
                     STATEMENTS OF CASH FLOWS
                            UNAUDITED
                      (Amounts in Thousands)



                                                      Nine Months Ended
                                                    9/28/97          9/29/96

Cash flows from operating activities:
 Net income                                            $140         $211
 Adjustments to reconcile net income to
  net cash provided by operating activities:
  Depreciation and amortization                         164          133
  Change in operating assets and liabilities:
   Accounts receivable                                  (31)          30
   Inventory                                           (133)        (117)
   Prepaid expenses                                      48           52
   Accounts payable and accrued expenses                (46)        (111)
   Other noncurrent liabilities                         (62)          41

   Net cash provided by operating activities             80          239

Cash flows from investing activities:
 Capital expenditures for plant and equipment          (124)        (198)
 Acquisitions of other noncurrent assets                (27)           0

   Net cash used by investing activities               (151)        (198)

Cash flows from financing activities:
 Principal payments on notes payable
  & long-term debt                                   (3,088)      (5,634)
 Proceeds from issuance of notes
  payable and long-term debt                          3,163        5,543

   Net cash provided by (used in)
   financing activities                                  75          (91)

Net increase (decrease) in cash                           4          (50)
Cash at beginning of year                               117           84

Cash at end of quarter                                $ 121       $   34

Supplemental disclosures:
 Cash paid during the period for interest             $  64       $   88
 Cash paid during the period for income tax           $   0       $    1

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



A.        SUMMARY OF OPERATIONS

          At $9,195,000, net sales for the first three quarters of 1997 were 5% higher than for the same period in 1996. The increase in net sales reflects a general strengthening in the Company's seating business and a 35% reduction in the costs of product returns, defects or price adjustments. This reduction is a result of the Company's formal quality initiatives instituted in the second half of 1996.

          Intake of new orders was $9,263,000 in the first three quarters of 1997, an increase of 3% as compared to the first three quarters of 1996. At September 28, 1997, the Company's backlog was $947,000, an amount that is substantially the same as the level at December 31, 1996. Substantially all of the Company's backlog is scheduled to ship within the next three months.

          As a percentage of net sales, gross margins in the first three quarters of 1997 were 26% as compared to 28% in the first three quarters of 1996. The decrease in margins reflects (1) increased costs for manufacturing supplies and higher raw material and component prices, (2) an increase in property and casualty insurance rates, and (3) an increase in the proportion of products that are sold freight prepaid with the cost of delivery included in the price of the product.

          Selling expenses in the first three quarters of 1997 decreased by $54,000 as compared to the first three quarters of 1996. The decrease primarily reflects the reclassification of certain selling costs to administrative departments and the absence of expenses to recruit and relocate new executive sales management which were incurred in 1996. General and administrative expenses increased due to additional engineering expenses necessary to implement a formal quality improvement program and expand new product development.

          Interest expense decreased by $19,000, or 23%, in the first three quarters of 1997 as compared to the same period last year. This difference reflects the lower interest rates available to the Company due to its participation in a consolidated Rotherwood banking arrangement initiated in the second quarter of 1996. (See discussion in Management Discussion and Analysis in the 1996 Form 10KSB.)

          Other nonoperating income in the first three quarters of 1996 included $34,000 of insurance proceeds in settlement of a claim for damages arising from vandalism to the Company's heating system during February of 1996.

          The Company's results from operations and net income for the first three quarters of 1997 are less than the same amounts in the prior year. However, actions undertaken at the end of the second quarter of 1997 have started to improve the Company's results. (See discussion in Management Discussion and Analysis in the June 29, 1997 Form 10QSB.) Income from operations and net income in the quarter ending September 28, 1997 were $95,000 and $54,000, improvements of 23% and 46%, respectively, from the same amounts in the quarter ended September 29, 1996. Management expects the improvement in the Company's performance to accelerate in the last quarter of the fiscal year.

B.        FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

          The Company's trade accounts receivable increased by $31,000 from December 31, 1996 to September 28, 1997. The increase was in line with management's expectations and reflects the higher sales volume in September 1997 as compared to December 1996.

          Inventories increased by $133,000 during the first three quarters of 1997. The increase is primarily in raw materials and work in progress, which is a normal trend during the year.

          Capital expenditures aggregated $124,000 during the first three quarters of 1997 and consisted of factory tooling to enhance the Company's manufacturing capacity. The rate of purchases of capital assets is not anticipated to change significantly during the remainder of 1997.

          During the first quarter of 1997, the Company purchased the U.S. distribution rights to a product that competes with its Kik-Step (Registered Trademark) stool. A portion of the purchase price represents payment of a non-compete agreement with the principal party associated with the other product. This payment was recorded as an other non-current asset and is being amortized to expense over a three year period.

          The Company's accounts payable decreased by $100,000 during the first three quarters of 1997. The reduction was the result of the Company negotiating cash discounts for accelerated payments with several of its key vendors. This is part of the Company's ongoing program to strengthen its relationships with its primary material suppliers.

          Primarily as a result of the decrease in accounts payable, short term notes payable increased by $75,000 during the first three quarters of 1997.

          During the first three quarters of 1997, the Company reduced its long-term notes by $76,000 in accordance with established payment schedules. All long-term notes to banks and similar parties was retired as of September 28, 1997.

          To comply with ERISA minimum funding requirements, the Company made a $108,000 contribution to the Pension
          Plan Trust in the third quarter of 1997.

          The Company continues to participate in a consolidated cash management and credit facility with its parent, Rotherwood Corporation. (See discussion in Management Discussion and Analysis in the 1996 Form 10-KSB.) Management believes that the Company's access to this facility, along with existing cash balances and cash generated from future operations, will be adequate to meet future operating requirements and liquidity needs for the foreseeable future.

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

                                   CRAMER, INC.
                                   (Registrant)


Date: 11/5/97                       /s/  Gary A. Rubin
                                   Gary A. Rubin
                                   Vice President, Finance & CFO