Form 10KSB40
period 1997-12-31
CRAMER INC
filed 1998-03-26
CIK 319497

U.S. Securities and Exchange Commission

                      Washington, D.C. 20549

                           FORM 10-KSB



[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1997.

                   Commission File No. 2-69336

                           CRAMER, INC.

KANSAS                        I.R.S. Employer Identification
                              Number 48-0638707
625 Adams Street, Kansas City, KS 66105
Telephone: (913) 621-6700

Securities registered under Section 12(g) of the Exchange Act: Common Stock

Check whether the issuer: (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Check if no disclosure of delinquent filers in response to Item
405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for the 1997 fiscal year were $12,491,000.

As of December 31, 1997 the aggregate market value of the common shares of Cramer, Inc. held by non-affiliates was approximately
$2,955,000. (Calculated assuming a $1.50 value per share on December 31, 1997.)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
4,051,400 shares of common stock.

Transitional Small Business Disclosure Format (check one):
Yes__ No  X

                              INDEX

                                                         PAGE NO.

PART I

     Item 1.   Description of Business
     Item 2.   Description of Property                          6
     Item 3.   Legal Proceedings                                7
     Item 4.   Submission of Matters to a Vote of Security
               Holders                                          7

PART II

     Item 5.   Market for Common Equity and Related
               Stockholder Matters                              8
     Item 6.   Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations                                       8
     Item 7.   Financial Statements                            12
     Item 8.   Changes in and Disagreements with
               Accountants on Accounting and Financial
               Disclosure                                      29

PART III

     Item 9.   Directors, Executive Officers, Promoters
               and Control Persons; Compliance with
               Section 16(a) of the Exchange Act               30
     Item 10.  Executive Compensation                          30
     Item 11.  Security Ownership of Certain Beneficial
               Owners and Management                           30
     Item 12.  Certain Relationships and Related
               Transactions                                    30
     Item 13.  Exhibits and Reports on Form 8-K                30

                              PART I

ITEM 1. DESCRIPTION OF BUSINESS

Cramer, Inc. is a Kansas corporation engaged in the manufacture and sale of seating and utility products designed for office or industrial settings, and ergonomic articulating keyboards for intensive data entry environments. The Company was established in 1886 as a manufacturer of safes and office products. The Company was owned by descendants of the Cramer family until 1961 when it was sold to OLIX Industries, a public company located in Austin, Texas. In January 1981, OLIX made a public distribution of its Cramer common stock.

BUSINESS OF ISSUER

The Company's office seating products compete in the $12 billion domestic market for office furniture, which includes seating, desks, files, and panel systems. Major companies serving this market are Steelcase, Herman Miller, Knoll, Haworth, Kimball, and HON Industries. These six companies supply products in all major categories of this market. Together they account for an estimated 60% of sales in this market. The remaining 40% of the market is served by smaller companies (typically sales of less than $75 million) that primarily compete only in selected portions of the market. These portions of the market are delineated either by product type, such as seating or casegoods, or by customer category, for example high-style, or wood-finish, or budget-price.

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

The Company's utility products include step stools and aluminum ladders featuring the use of retractable casters. The design of these products and the retractable caster concept are well recognized and accepted in the marketplace. These products have been continuously manufactured by the Company for sale in the United States since the 1950s.

The Company's keyboard products, acquired in 1997, include a patented split keyboard that is designed to be mounted on the arms of the user's chair. An accompanying product is a articulating mouse pad that also can be mounted on the arms of a chair.

MARKETING AND COMPETITION

The domestic office furniture market is highly competitive. Cramer competes by focusing on the non-wood task seating market niche with products that have high-quality and a reputation for long-term reliability. The Company also differentiates itself by a commitment to customer service and on-time delivery. The Company's 110+ year history and the proven reliability of its products support a strong reputation and product awareness in the marketplace. Cramer frequently competes in its narrow market area against similar-sized niche manufacturers. In addition, the Company has been able to effectively compete against the major companies in the industry when Cramer's special product features, reputation for product quality, and Cramer's quality customer service offer the customer a better price-value relationship than the large competitors.

The majority of the Company's seating products are sold to independent office furniture dealers who resell the products to end users. Cramer has approximately 1,500 of these accounts.
For the past several years, sales to independent office furniture dealers have accounted for approximately 75% of the Company's revenue. These sales efforts are focused through approximately 23 independent sales representative organizations located in major markets throughout the United States. These sale organizations typically employ from 1 to 6 people, and represent 3 to 6 complimentary product lines such as desks, panel systems, and lighting. Average tenure for the Company's sales representatives is more than four years. These representatives initiate and develop business directly with end users, designers and architects for specification projects and coordinate and manage the Company's business relationships with the independent office furniture dealers in their territories.

The Company's utility products are sold primarily to approximately 100 wholesale and catalog distributors. These distributors include major office supply and industrial suppliers, and specialty distributors serving end-users' health-care, scientific, and safety needs. While other manufacturers produce competing products, as a result of the Company's favorable price/value relationship, the variety of applicable products Cramer has to offer the specific wholesale or catalog distributor, and its attention to customer service, these competitors have, thus far, not been successful in reducing the Company's market share of these products. However, there is no guarantee that competitors will not be successful in the future. While eight wholesale and catalog distributors accounted for 67% of the Company's 1997 utility product sales, no single customer accounted for more than 10% of the Company's total sales in 1996 or 1997.

An emerging area for the Company's seating and utility products
is the home market.   Utility products, principally the Kik-Step
[Registered Trademark] stool, are distributed to this market primarily through specialty catalog distributors serving domestic kitchen and workroom needs. In addition, seating products are sold by office furniture dealers for home office use.

The Company's keyboard products are sold directly to end-users through an in-house sales force located in Minneapolis, Minnesota. The Company uses a combination of advertisements, direct solicitation, recommendations from medical or other professionals, and maintenance of a page on the World Wide Web to publicize these products and to obtain customer orders.

Cramer regularly participates in national office, industrial, and ergonomic products trade shows and conferences. Sales representatives display product samples and provide demonstration chairs for dealers and end-users. The Company maintains permanent product displays in showrooms in Los Angeles, Chicago, and New York.

Sales in the contract furnishing industry, where Cramer's office seating products compete, follow a seasonal pattern of slightly lower volume in the winter and summer and higher volume in the spring and fall. Utility product sales are generally equal through each quarter of the year.

Cramer's products are sold throughout the United States.
International sales are not significant.

PRODUCTS

Office Seating - The Company's flagship seating product is the Triton [Registered Trademark] chair, which was introduced in 1992. The Company believes this chair is unique in the industry because it combines a 15 year 3 shift a day warranty and steel structural components with full ergonomic adjustability.

The Triton's [Registered Trademark] design significantly upgrades the user's ability to meet emerging ergonomic adjustability requirements, yet have a chair that exceeds industry durability specifications. The Triton [Registered Trademark] is designed to meet or exceed all current standards of adjustability for prevention of repetitive stress trauma including the San Francisco VDT work-station standards; meet or exceed all flame-retarding specifications, including Boston Fire Marshal, California TB 117, and California TB 133; and meet or exceed industry testing for strength and component failure (ANSI/BIFMA specifications). Additionally, a version of the Triton [Registered Trademark] has been independently certified to pass the more rigorous U.S. Federal General Services Administration Intensive Use Seating specifications.

Typical purchasers of the Triton [Registered Trademark] are health-care facilities, professional offices, production lines, airline reservation centers, police and emergency dispatch stations and similar 24-hour use applications. The Triton product line includes both a regular size version and a larger version called the Triton Max. This version was specifically designed to accommodate larger-sized users.

Other significant office seating products include the Fusion [Registered Trademark], Aeros [Registered Trademark], Affix and Avail. The Fusion [Registered Trademark] chair provides full ergonomic task seating at a moderate price. This chair's design and function follow the strict standards found in all of the Company's active ergonomic seating lines. The product is designed to function within office, light assembly and laboratory settings. The chair line is designed to complement the Triton [Registered Trademark] line with its unique steel seat pan. The Aeros [Registered Trademark] and Affix products are lower priced task seating products with less ergonomic adjustments. The Avail is a stacking guest chair intended to compliment the Triton [Registered Trademark], Fusion [Registered Trademark], and other task chairs.

Utility - The Company's utility products include the Kik-Step [Registered Trademark], a round, all-steel, 2-step stool that rolls on retractable casters and is frequently used in libraries, file rooms, and warehouses. This product was designed by Cramer in 1957 and continues to be an important part of the Company's product line. In addition to the Kik-Step [Registered Trademark], Cramer manufactures StopStep ladders, a series of steel and light-weight aluminum ladders featuring the same retractable caster concept as the Kik-Step [Registered Trademark].

The Company's utility product line also includes a series of aluminum framed seating designed for an industrial setting and the Rhino seating product line. The aluminum frame seating products have been in production for over 25 years and are well recognized in the market for value and lasting performance.
These product lines offer a wide range of seating material from wood or plastic to upholstered products. The products are available in both desk height and a range of stools suitable for counter height tasks. The Rhino seating line is distinguished by its seat and back which are made from "tough-skinned" urethane foam. This technology offers industrial-strength reliability for factory seating, including the ability to wash the chair without damaging the upholstery. The Rhino product-line includes a large "task" chair and a smaller "operational" chair. The third product in the Rhino line is a small sit-stand designed to relieve weight from an individual's feet in industrial situations which do not allow a fully seated position.

Keyboard - The Company's Floating Arm computer keyboard features full programmability and the ability to be mounted on the arms of most task chairs sold in the United States. The keyboard is split into two separate parts to improve the ergonomic aspects of the product. Each of the two sections of the keyboard can be articulated in an infinite range to fit the size and shape of individual users. The Company believes that proper use of the product reduces the likelihood of repetitive motion injuries arising from extensive use of electronic keyboards or data entry devices. The Company also believes that users may experience productivity increases due to lessened fatigue during the course of a regular work day.

New products - The Company believes that systematic development and introduction of new products is important for the Company's growth and continued profitability. In 1997 the Company introduced the Avail stacking guest chair, and the Ratio, a task chair with an extended airlift mechanism which allows a single chair to be used at both a regular height desk and as a stool behind a higher counter. The Company also introduced the Floating Arm keyboard product during 1997.

In 1998, the Company intends to introduce a new series of public seating products for use in health care environments. The Company also intends to introduce the PAL, a value priced industrial series of portable aluminum ladders. The PAL will serve as a compliment to the Company's existing StopStep ladders which are designed for a more formal office environment.

PRODUCTION, TRADEMARKS AND GOVERNMENT REGULATION

The Company's products are fabricated from raw materials such as steel sheet and tubing, aluminum tubing, plastic forms, foam, and fabric purchased from sources locally and throughout the United States. Specialized components, including printed circuit boards and subassemblies, are likewise purchased from vendors throughout the United States, and in a few instances, internationally.

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

The Company manufactures approximately 60% of all of its orders specifically to customer requirements. Cramer is able to customize product specifications for particular needs. The Company's delivery schedule typically is four weeks for seating products and two weeks for utility products. This schedule is typical for the business areas where the Company competes. The Company has sufficient manufacturing flexibility to provide shorter lead times when necessary for special customer needs. This ability, plus a small inventory of finished chairs in stock for immediate delivery, can be a competitive advantage in certain situations. At December 31, 1997, the Company's backlog of unfilled orders was $806,000 the majority of which are scheduled to be shipped in the first quarter of 1998.

During the past several years the Company has been able to ship approximately 40% of its sales from stock. However, the Company maintains a finished goods inventory of only $138,000. This inventory consists of a small inventory of Kik-Step [Registered Trademark] stools and ladders and the Quick Ship seating inventory described above. The Company believes its ability to maintain its high inventory turnover ratio in this area (36 times in 1997) is a competitive advantage.

The name Cramer and the Company's Kik-Step [Registered Trademark], Aeros [Registered Trademark], Triton [Registered Trademark], and Fusion [Registered Trademark] product names are registered trademarks. The Company's other office and utility seating products are marketed under the Cirrus, Avail, Affix,
Nimbus, and Rhino trademarks.   The keyboard and mouse tray
products are marketed under the name "Workplace Designs, a division of Cramer, Inc." Workplace Designs and Floating Arms Keyboard are trademarks of the Company. The Company also considers the overall design and appearance of the Kik-Step [Registered Trademark] to be a trademark of the product.

The design of the Company's articulating keyboard is protected by a U.S. patent covering keyswitching devices mounted on the arms of a chair. Sales of the Company's keyboard product are subject to a royalty agreement as discussed in Note 11 to the financial statements.

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

The Company's current production processes use no known hazardous or polluting substances. The Company is subject to various federal, state, and local laws and regulations governing the protection of its employees and the environment. The Company believes that it is in substantial compliance with such laws, and that continued compliance will not have a material adverse effect on its business.

EMPLOYEES

As of December 31, 1997, the Company employed 92 full time people; 31 office, supervisory, managerial, and executive personnel, and 61 factory workers. Cramer management considers the ability to attract, train, and retain skilled professional employees and production workers to be an important aspect of the Company's competitive advantage. Management believes that it enjoys a good, interdependent relationship with its employees, and has instituted personnel policies intended to maintain this relationship. The Company is an equal opportunity employer and an active non-discrimination policy is integral to this concept.

The factory workers are covered by a collective bargaining agreement with the United Steelworkers of America which expires on September 30, 1998. The Company believes that strong labor relations are important to its ability to achieve product quality, on-time delivery, and continuous improvement in the workplace. No work stoppages have occurred over the past ten years and the Company does not anticipate any work stoppages arising as a result of the renewal of the labor contract in 1998. The State of Kansas is a right-to work state, so not all factory workers belong to the Union. At year end, 19 of the 61 factory workers were not dues-paying members. The Company considers its labor relations to be good.

RESEARCH AND DEVELOPMENT

New products are developed internally by a technical staff who have an average of more than 5 years experience with seating and industrial products. New designs are developed on modern CAD equipment to shorten development time, improve documentation, and facilitate sourcing of high-quality components from outside vendors. The Company spent approximately $130,000 and $80,000 on engineering, research and development in 1997 and 1996, respectively.

Cramer employees are committed to continuous improvement of products and processes. The Company believes that this philosophy is working to develop products with higher reliability, lower cost, and improved product features.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company's corporate headquarters and manufacturing facility are located on a 5-acre tract at 625 Adams Street, Kansas City, KS in a building owned and occupied by the Company since 1957. This faci*lity comprises 165,000 square feet, including 20,000 office, 2,000 showroom, and 143,000 manufacturing space.

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

The Company's sales office in Minneapolis consists of a small office leased by the Company in a suburban office park.

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

During 1997 the Company purchased substantially all of the assets of Floating Arms Inc., the designer of the Company's keyboard
product.   This transaction included the issuance of Cramer
common stock as partial payment for the purchased assets. During this transaction the parties negotiated the purchase price assuming a price of $1.50 per share of the Company's stock.

As of December 31, 1997, there were 697 shareholders of record.

Since being publicly held, the Company has never paid cash dividends and does not anticipate paying any cash dividends in the foreseeable future. The Company's ability to pay cash dividends on its common stock will depend upon its capital surplus and cash requirements.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, this report on Form 10-KSB contains forward-looking statements that involve risk and uncertainties. The Company's actual results could differ materially. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, Cramer, Inc. reminds readers that there are many important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements of the Company made by, or on behalf of, the Company. When used in this Form 10-KSB and in other filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer, words or phrases such as "will likely result", "expects", "are expected to", "will continue", "is anticipated", "estimate", "project" or similar expressions are intended to identify forward-looking statements. The Company wishes to caution readers not to place undue reliance on such forward-looking statements.

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

RESULTS OF OPERATIONS

At $12,491,000, net sales for 1997 were 5% higher than in 1996. The increase in net sales reflects a general strengthening in the Company's seating business, the introduction of new products, and a 42% reduction in the costs of product returns, defects or price adjustments. This reduction is a result of the Company's formal quality initiatives instituted in the second half of 1996.

Intake of new orders in 1997 was $12,429,000, an increase of 3.75% as compared to the Company's total order intake in 1996. At December 31, 1997, the Company's backlog was $806,000, a decrease of $166,000 from the level at December 31, 1996. Substantially all of the Company's backlog is scheduled to ship within the first quarter of 1998.

The Company's gross profit in 1997 was $3,334,000, an increase of $24,000 as compared to 1996. As a percentage of net sales, gross margins in 1997 were 27% as compared to 28% during 1996. The decrease in margins reflects (a) increased costs for manufacturing supplies and higher raw material and component prices, and (b) an increase in the proportion of products that are sold freight prepaid with the cost of delivery included in the price of the product.

Selling expenses in 1997 decreased $25,000 as compared to 1996. The decrease primarily reflects the absence of expenses to recruit and relocate new executive sales management which were incurred in 1996. This reduction was partially offset by additional selling expenses associated with the start-up of the Company's new Workplace Design Division.

General and administrative expenses in 1997 increased by $174,000 as compared to 1996. This increase was due to costs associated with recruiting a new President and additional engineering expenses necessary to implement a formal quality improvement program and to expand new product development.

Interest expense decreased by $17,000 in 1997 as compared to 1996. This 16% difference arose primarily in the first quarter and reflects the lower interest rates available to the Company due to its participation in a consolidated Rotherwood banking arrangement initiated in the second quarter of 1996. (See Note 3 to the Financial Statements)

As a result of significant tax net operating loss carryforwards originating in the 1980s, the Company paid no income taxes for 1996 and expects to pay none for 1997. Deferred tax assets arising from these tax loss carryforwards and other temporary differences have not been recorded due to the uncertainty of future operating success.

Due to the items discussed above, net income for 1997 was $202,000 as compared to $325,000 in 1996.

FINANCIAL CONDITION AND LIQUIDITY

At $990,000, the Company's December 31, 1997 accounts receivable balance decreased by $44,000 as compared to the balance at December 31, 1996. The decrease occurred despite a slight increase in sales in December 1997 as compared to December 1996 and represents the effects of management's continued emphasis on reducing the days sales in receivables, which decreased from 30 days in 1996 to 27 days in 1997.

The Company's December 31, 1997 inventories decreased by $44,000 (or 3%) from the 1996 year-end balance. The reduction was due to tighter inventory controls and continued management emphasis on improving inventory turnover, which increased from 8.6 times per year in 1996 to 10.1 times per year in 1997.

Capital expenditures in 1997 included $160,000 for investments in factory tooling and office equipment for the Company's main
Kansas City location. This amount was $60,000 less than depreciation which aggregated $221,000 during the period.

The Company also invested $551,000 in the purchase of substantially all of the assets of Floating Arms Inc., the developer of the Company's new articulating keyboard product. Approximately $235,000 of the purchase represented the assumption of Floating Arm liabilities and the remaining $316,000 was the negotiated value of the 210,750 shares of Company common stock issued as part of the transaction. The assumed liabilities were settled by the Company shortly after consummation of the transaction. The purchase price was allocated as follows:

     Inventories                                       $ 18,000
     Property and equipment                            $135,000
     Other noncurrent intangible assets
          Customer lists                               $150,000
          Patents                                      $ 50,000
          Goodwill                                     $198,000

The cost of the intangible assets purchased in this transaction will be amortized to expense over a 10 year period.

During 1997 the Company purchased the U.S. distribution rights to a product that competes with its Kik-step stool. A portion of the purchase price represents payment under a non-compete agreement with the principal party associated with the other product. This payment was recorded as an other non-current asset and is being amortized to expense over a 3 year period.

The Company's short-term notes payable increased by $129,000 during 1997. While the Company normal operations generated sufficient cash to allow a reduction of $98,000 in notes-payable, the decrease was offset by the payment of the $235,000 in assumed liabilities arising from the Floating Arm asset acquisition.

The Company's current portion of long term notes payable was reduced by $76,000 during 1997 in accordance with established payment conditions.

The Company's accounts payable decreased by $174,000 during 1997. The reduction was the result of the Company negotiating cash discounts for accelerated payments with several of its key
vendors.   The Company also increased the speed in which payments
were made to all other vendors. These actions are part of the Company's ongoing program to strengthen its relationships with its primary material suppliers.

Other non-current liabilities increased by $75,000 during 1997 to a total of $234,000. The increase was due to favorable experience in settling several product liability matters and, as a result, the Company's regular accrual for product liability losses exceeded cash payments during the year.

The Company made payments of approximately $217,000 into the trust for the Company's Pension Plan during 1997. This decrease was offset by the increase in the liability resulting from changes in actuarial assumptions concerning the discount rate and the expected rate of return on plan assets. These changes in assumptions also resulted in a $171,000 increase in the Minimum Pension Liability Adjustment to equity.

Common stock increased by $316,000 as a result of the issuance of 210,750 shares as partial payment for the acquisition of substantially all of the assets of Floating Arms, Inc.

The Company continues to participate in a consolidated Rotherwood credit facility with Mercantile Bank (the Bank). The credit facility provides Rotherwood, and each of its four participating subsidiaries (including Cramer), with access to a $3,750,000 credit line with interest charged on outstanding borrowings at one-eighth less than the Bank's prime interest rate. This is a reduction in interest rates as compared to the Company's prior borrowing arrangements with banks. The Company may borrow up to the maximum amount of the credit line less any amounts already borrowed by the other participating Rotherwood companies. The consolidated credit facility matures in August 1998 and all borrowings are classified as current liabilities at December 31, 1997. The Company does not anticipate any difficulty in renewing the credit line.

The combined credit facility is secured by the inventory, accounts receivable, and equipment of all of the Rotherwood subsidiaries. In addition, each participating Rotherwood subsidiary has guaranteed repayment of the total amount borrowed under the credit facility. However, the current assets pledged by the other Rotherwood subsidiaries in support of the credit facility exceeded $4 million at December 31, 1997. In addition, Rotherwood's founder has pledged publicly traded equity securities with a market value in excess of $2 million as additional collateral for the loan. Management believes that the reduction in interest rates and the access to a larger credit facility more than offset the risk that it would suffer losses under the guarantee provisions of the credit facility in the event that one or more of the other Rotherwood subsidiaries would default under their portion of the credit line.

There is a risk that Cramer will not have access to sufficient funds for its operations if the other participating Rotherwood subsidiaries have borrowed more of the funds under the credit line than anticipated. However, the $3,750,000 credit line is in excess of the total aggregate prospective borrowing needs of Cramer and the other Rotherwood subsidiaries over the next 12 months. Furthermore, Cramer management participates in regular assessments of the borrowing needs of all Rotherwood subsidiaries and believes it would be aware of anticipated credit shortages in time to arrange new or additional sources of capital. Therefore, the Company believes that the current consolidated credit line, coupled with anticipated cash flow from operations, will be sufficient to meet current operating requirements over the next 12 months.

Management believes that 1998's results will improve on those in 1997. Intake of orders and sales are expected to increase as the Company realizes the benefits of new product introductions, price increases instituted in mid 1997, and the marketing and distribution enhancements achieved in 1997. Profitability on individual orders should be further enhanced as the increased production volume will allow lower allocation of fixed costs to individual orders. Finally, Management anticipates a reduction in the recruiting and relocation costs associated with hiring new management and the elimination of the operating losses generated in the fourth quarter 1997 in the Company's Workplace Design Division relating to the introduction of the new articulating keyboard product. Due to these factors, profitability is anticipated to increase at a faster rate than sales volume.

New Accounting Pronouncements: In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. This statement is effective for fiscal years beginning after December 15, 1997. The Company does not believe the reporting and display of comprehensive income will materially impact the financial statements.

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for the way public and business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. This statement is effective for financial statements for periods beginning after December 15, 1997.

Year 2000 Compliance: Certain of the Company's information systems are not presently compliant with the requirements of the year 2000. The Company has committed the resources necessary to ensure that its critical information systems are "Year 2000" compliant before transactions for the year 2000 are expected. The cost of this conversion is not expected to be material.

ITEM 7.   FINANCIAL STATEMENTS

The following financial statements of Cramer, Inc., are included herewith:
                                                         Page No.
Independent Auditor's Report                                F-1

Balance Sheet - December 31, 1997                           F-2

Statements of Income for the Years Ended
December 31, 1996 and 1997                                  F-3

Statements of Stockholders' Equity (Deficit) for
the Years Ended December 31, 1996 and 1997                  F-4

Statements of Cash Flows for the Years Ended
December 31, 1996 and 1997                                  F-5

Notes to Financial Statements                               F-6




                                                              F-1

                   Independent Auditors' Report



To the Board of Directors and Stockholders of Cramer, Inc.
Kansas City, Kansas

We have audited the accompanying balance sheet of Cramer, Inc. as of December 31, 1997 and the related statements of income, stockholders' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Company for the year ended December 31, 1996 were audited by other auditors whose report, dated February 17, 1997, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such 1997 financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1997, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.



/s/Deloitte & Touche LLP

Deloitte & Touche LLP
Kansas City, Missouri
February 27, 1998

                           CRAMER INC.                        F-2
                          BALANCE SHEET
            (Amounts in Thousands, Except Share Data)


ASSETS                                          December 31, 1997
 Current Assets:
   Cash                                              $      52
   Accounts receivable,
        net of allowance of $21                            990
   Inventories                                           1,242
   Prepaid expenses                                        302
        Total Current Assets                             2,586

 Property, Plant and Equipment, net                        733

 Other Assets:
   Intangible pension asset                                212
   Goodwill                                                198
 Other noncurrent assets                                   219

   Total Assets                                        $ 3,948

LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities:
   Note payable                                        $ 1,188
   Accounts payable                                        498
   Accrued liabilities                                     549

        Total Current Liabilities                        2,235

 Noncurrent Liabilities:
   Pension benefits payable                                581
   Other                                                   234

        Total Noncurrent Liabilities                       815

 Stockholders' Equity:
   Common stock, no par value; authorized,
        6,000,000 shares; issued and
        outstanding 4,051,400 shares                     3,824
   Accumulated deficit                                  (2,712)

                                                         1,112

   Minimum pension liability adjustment                  (214)

        Net Stockholders' Equity                          898

   Total Liabilities and Stockholders' Equity          $3,948

The accompanying notes are an integral part of these financial statements.

                           CRAMER INC.                        F-3
                       STATEMENTS OF INCOME
          (Amounts in Thousands, Except Per Share Data)


                                        Year Ended December 31,
                                          1997          1996

Net Sales                                $12,491       $11,872
Cost of Sales                              9,157         8,562

     Gross Profit                          3,334         3,310

Operating Expenses:
  Selling                                  1,908         1,933
  General and administration               1,095           921

       Total Operating Expenses            3,003         2,854

          Income from Operations             331           456

Other Expenses:
  Interest expense                           (88)          (105)
  Other, net                                 (41)           (26)

       Income Before Income Taxes            202            325

Income Taxes                                   0              0

Net Income                               $   202       $    325

Net Income Per Common Share -
  Basic and Diluted                      $  0.05       $   0.08

Weighted Average Number of Common and
  Common Equivalent Shares Outstanding

     Basic                                 3,876         3,841
     Diluted                               3,895         3,861


The accompanying notes are an integral part of these financial statements.

                           CRAMER, INC.                       F-4
           STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                      (Amounts in Thousands)

                                             Minimum
                                             Pension       Total
           Number of Common   Accumulated  Liability    Stockholders'
           Shares    Stock      Deficit    Adjustment   Equity (Deficit)

Balance at
January 1,
1996         3,841  $3,508    $(3,239)     $   (59)          $  210

Adjustment to
Additional
Minimum Pension
Liability                                       17               17

Net Income                        325                           325
Balance at
December 31,
1996         3,841   3,508     (2,914)         (42)             552

Adjustment to
Additional
Minimum Pension
Liability                                     (172)           (172)

Issuance of
Common Stock
in connection
with asset
acquisition    210     316                                    316

Net Income                        202                         202

Balance at
December 31,
1997         4,051  $3,824  $  (2,712)    $     (214)  $      898



The accompanying notes are an integral part of these financial statements.

                           CRAMER, INC.                       F-5
                     STATEMENTS OF CASH FLOWS
                      (Amounts in Thousands)


                                          Year Ended December 31,
                                                1997     1996

Cash flows from operating activities:
 Net income                                  $   202   $   325
 Adjustments to reconcile net
   income to net cash provided by
   operating activities:
     Depreciation and amortization               221       177
     Changes in operating assets
      and liabilities,net of effects
      from acquisition:
        Accounts receivable                       44       68
        Inventories                               62      202
        Prepaid expenses                         (18)     (38)
        Other assets                              32       52
        Accounts payable and accrued
          liabilities                           (198)    (437)
        Noncurrent pension benefits payable     (142)     (26)
        Other noncurrent liabilities              75       24

        Net cash provided by operating
          activities                             278      347

Cash flows from investing activities:
 Capital expenditures                           (164)    (227)
 Proceeds from sale of property,
   plant and equipment                             3        0

        Net cash used in investing
          activities                            (161)    (227)

Cash flows from financing activities:
 Principal payments on notes payable
   and long-term notes                        (4,289)  (6,840)
 Proceeds from issuance of notes payable
   and long-term notes                         4,107    6,753

      Net cash used in financing activities     (182)     (87)

Net increase (decrease) in cash                  (65)      33
Cash at beginning of year                        117       84

Cash at end of year                          $    52   $  117

Supplemental disclosures of cash flow information:
 Cash paid during the year for:
   Interest                                  $    84   $  102
   Income tax                                $     0   $    0

Non-cash transactions:
 Stock issued in acquisition of assets       $   316

The accompanying notes are an integral part of these financial statements.

                           Cramer, Inc.                       F-6
                  Notes to Financial Statements
                        December 31, 1997



1.   SUMMARY OF ACCOUNTING POLICIES

ORGANIZATION

Cramer is a manufacturer of seating and utility products for office and industrial use. The Company sells its products throughout the United States. International sales are limited. The Company's principal customers are office furniture dealers (seating products) and wholesale catalog distributors (utility and seating products). Cramer is a 51% owned subsidiary of Rotherwood Corporation (Rotherwood), a Minneapolis, Minnesota based holding company.


INVENTORIES

Inventories are valued at the lower of cost (determined by the first-in, first-out method) or market. The closing inventory is comprised of raw material $722,000, work in progress $382,000, and finished goods $138,000.


PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are carried at cost. Depreciation is provided for in amounts sufficient to charge the cost of depreciable assets to operations over their estimated service lives, principally on a straight-line basis.

                                                       Estimated
                                                        Useful
                                      Cost                Life
                                   (In Thousands)       (In Years)
          Land                     $          29            ------
          Buildings                          726           20-40
          Machinery and Equipment          3,590            3-10
          Furniture and Office Equipment   1,269            5-10
                                           5,614
          Less Accumulated Depreciation    4,881
          Net Property, Plant and
            Equipment              $         733

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


WARRANTIES

Depending on the model, the Company warranties its products for periods up to 15 years. The Company's reserve for anticipated warranty costs of $154,500 is included in accrued liabilities. The warranty reserve is estimated based on durability testing, engineering studies, and actual costs in prior years.


STOCK-BASED COMPENSATION

The Company adopted the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation. The Statement encourages rather than requires companies to adopt a method that accounts for stock compensation awards based on their estimated fair value at the date they are granted. Companies are permitted, however, to account for stock compensation awards under Accounting Principles Board ("APB") Opinion No. 25 which requires compensation cost to be recognized based on the excess, if any, between the quoted market price of the stock at the date of grant and the amount an employee must pay to acquire the stock. The Company has elected to continue to apply APB Opinion No. 25 and has disclosed the pro forma net earnings and earnings per share, determined as if the fair value method had been applied, in Note 4.


EARNINGS PER SHARE

The Company adopted SFAS No. 128, Earnings Per Share, during 1997. SFAS No. 128 requires presentation of basic and diluted earnings per share. Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. All prior period weighted average and per share information has been restated in accordance with SFAS No. 128. Outstanding stock options issued by the Company represent the only dilutive effect on weighted average shares.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. This statement is effective for fiscal years beginning after December 15, 1997. The Company does not believe the reporting and display of comprehensive income will materially impact the financial statements.

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for the way public and business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. This statement is effective for financial statements for periods beginning after December 15, 1997.

2.   BENEFIT PLANS

DEFINED BENEFIT PLAN

The Company has a defined benefit pension plan covering all of its bargaining unit employees working as of September 30, 1988. Effective September 30, 1988, the plan was amended to freeze future benefit accruals. As a result of freezing the benefits, no further benefits accrue to plan participants. The amount of the monthly pension a participant will receive was frozen at $9.00 multiplied by the number of years of service from the later of the date of hire or January 1, 1942, through September 30, 1988. Effective September 30, 1988, new employees have not accrued benefits under the defined benefit plan. The Company's funding of the plan is equal to, or exceeds, the minimum contribution required by ERISA and totaled $216,900 and $181,400 in 1997 and 1996, respectively.

Net pension costs included the following components (in thousands):

                                     Year Ended December 31,
                                         1997      1996

Service cost - benefits earned
     during the period                  $    0    $     0
Interest cost on projected
     benefit obligation                     86         79
Expected return on plan assets             (28)       (33)
Net amortization and deferral               56         52
     Net regular periodic pension
          cost                             114         98
Settlement costs                             0         68

          Total pension costs           $  114    $    166

     Net regular periodic pension cost was calculated using the following assumptions:

                                        Year Ended December 31,
                                             1997      1996

     Weighted Average Discount Rate          7.75%     8.0%
     Expected Long-Term Rate of Return       8.00%     8.9%


The plan's funded status as of December 31, 1997 is summarized below (in thousands):

     Actuarial present value of projected
          benefit obligation                      $    952
     Plan assets at fair value                         370
     Projected benefit obligation in
          excess of plan assets                       (582)
     Remaining unrecognized net
          transition obligation                        196
     Unrecognized prior service cost                    16
     Unrecognized net loss                             214
     Adjustment required to recognize
          minimum liability                           (425)

     Net pension liability recognized             $    (581)

An intangible asset of $212,000 equal to the unrecognized prior service cost and transition obligation has been included in the balance sheet. The remaining additional minimum liability of $214,000 related to the unrecognized net loss has been recorded as a decrease in stockholders' equity at December 31, 1997.

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


DEFINED CONTRIBUTION PLAN

The Company sponsors a 401(k) plan covering substantially all employees. Participants may contribute from one percent (1%) to fifteen percent (15%) of compensation, subject to annual limitations. Company contributions are at the discretion of the Board of Directors. There were no Company contributions in 1997 or 1996.

3.   SHORT-TERM BORROWINGS

The Company, Rotherwood, and certain other subsidiaries of Rotherwood participate in a combined credit facility with Mercantile Bank. The credit facility provides Rotherwood and its participating subsidiaries with access to a credit line of $3,750,000 with interest charged at a rate of one-eighth of a percent less than the Bank's prime rate (8.375% at December 31, 1997). The Company's share of these borrowings at December 31, 1997 was $993,000. The total amount borrowed by all Rotherwood companies at December 31, 1997 was $2,443,000.

The combined credit facility, which matures in August 1998, is secured by the general intangibles, inventory, accounts receivable and equipment of all of the participating Rotherwood subsidiaries.

The Company, and each of the other Rotherwood subsidiaries, has guaranteed repayment of the total debt to Mercantile Bank. The current assets pledged by the other Rotherwood subsidiaries exceeded $4 million at December 31, 1997. In addition, Rotherwood's founder has pledged publicly traded equity securities with a market value in excess of $2 million as additional collateral for the loan. The Company's management believes that there is minimal risk associated with the guarantee provisions of the credit facility.

4.   STOCKHOLDERS' EQUITY

The Company has a stock option plan (the Plan) which provides for the grant of incentive awards to directors, officers and other key employees. Under the Plan, stock options are granted at the fair market value of the Company's common stock at the date of
the grant.   In accordance with APB opinion No. 25, Accounting
for Stock Issued to Employees, no compensation expense is recognized for grants under the Plan. There were no stock option grants under the plan in 1996 or 1997.

During 1997, the Company repurchased, for a nominal amount, and canceled a previously issued option for 20,000 shares. At December 31, 1997, the Plan had a total of 829,000 shares authorized for issuance. There were no shares granted, outstanding, or vested under the Plan at December 31, 1997.

On December 8, 1997, the Board of Directors issued nonqualified stock options for a total of 50,000 shares of the Company's common stock to two of the Company's Directors. The options have an exercise price of $1.50 per share and have ten year terms.
The option price represented Management's best estimate of the fair market value of the Company's stock at the issuance of the options.

Vested shares under these options are exercisable in whole or in
part from the vesting date.    A total of 26,000 shares under
these options were immediately vested and exercisable. The remaining 24,000 shares vest evenly over a 24 month period beginning December 1997. There were no shares exercised during 1997 under these options.

The following table summarizes information about stock options outstanding at December 31, 1997:

          Options Outstanding                Options Exercisable
   Number     Remaining        Exercise    Number     Remaining      Exercise
Outstanding  Contractual Life  Price    Outstanding  Contractual Life  Price

  50,000       9.9 years      $1.50       27,000       9.9 years       $1.50


The Company applies APB Opinion No. 25 in accounting for the options granted in 1997. Accordingly, no compensation cost was recognized. Had compensation cost for the Company's new stock option plan been determined based on the fair value at the grant date consistent with SFAS No. 123, Accounting for Stock Based Compensation, the Company's net income and basic and diluted income per common share for the year ended December 31, 1997 would have been reduced to the proforma amounts indicated below:

Net Income (In thousands)

As reported         202
Proforma            184

Net Income Per Common Share

                         Basic     Diluted

As reported              $.05      $.05
Proforma                 $.05      $.05

The fair value of options at date of grant was estimated using the Black-Scholes valuation model with the following assumptions:

Expected Life (years)    10
Risk Free Interest Rate  6%
Expected Dividend Yield  0%

No volatility assumption was made due to the lack of historical stock transactions which would support the existence of volatility. The estimated weighted average fair value of options granted during 1997 was $0.67 per share.


5.   NET INCOME PER SHARE

In accordance with SFAS No. 128, Earnings per share, the Company has replaced the presentation of primary earnings per share with the presentation of basic and diluted Net Income per Common Share for the years ended December 31, 1997 and 1996. Basic EPS represents the amount of earnings for the period available to each share of common stock outstanding during the reporting period. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period.

The computation of diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. The difference between basic and diluted shares relates to the shares potentially issuable under outstanding stock option agreements. See Note 4.

Income available to common stockholders equals the Company's income from continuing operations and is $202,000 and $325,000
for 1997 in 1996, respectively.   Weighted-average number of
common shares outstanding equals the number of shares issued during the period and shares reacquired during the period weighted for the portion of the period that they were outstanding. Basic weighted-average number of common shares is 3,876,000 and 3,841,000 for 1997 and 1996, respectively. Diluted weighted-average number of common shares are 3,895,000 and 3,861,000 for 1997 and 1996, respectively.


6.   INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 1997 are as follows (in thousands):

     Deferred tax assets:
          Net operating loss carryforwards   $    3,430
          Tax credit carryforwards                  317
          Pension costs                             227
          Warranty accrual                           60
          Product liability accrual                  91
          Vacation accrual                           20
          Inventory                                  20
          Other - net                                21

     Total deferred tax assets                    4,186
          Deferred tax liabilities:
               Depreciation                         (12)
          Net deferred tax assets                 4,178
          Valuation allowance                    (4,178)
                                             $        0

A reconciliation of the income tax provision to the amounts computed at the federal statutory rate is as follows (in thousands):

                                      Year Ended December 31,
                                          1997      1996

     Tax provision at statutory rate    $    69   $    110
     State income taxes, net of
          federal taxes                      10         15
     Changes in valuation reserve
          related to utilization of
          net operating loss carryforward   (75)       (130)
     Other                                   (4)          5
                                        $     0   $       0

At December 31, 1997, the Company has available the following net operating loss and credit carryforwards to reduce future income taxes. These amounts are subject to applicable limitations.
(Amounts in thousands.)

                                   Amount           Expiration
                                   Available           Dates

          Net operating losses     $    8,974       2001 - 2009
          Targeted jobs tax credit $      261       1999 - 2001
          Investment tax credit    $       56       1999 - 2000
          Contributions            $        4       1997 - 1999


7.   FINANCIAL INSTRUMENTS

The Company grants credit to customers who meet the Company's pre-established credit requirements. Credit losses are provided for in the Company's financial statements based on factors surrounding the credit risk of specific customers, historical trends and other information and have consistently been within management's expectations.

The Company's concentrations of credit risk with respect to trade receivables arising from the sale to office furniture dealers are minor due to the large number of entities comprising the Company's customer base. However, as of December 31, 1997, the Company had approximately $170,000 of receivables from eight companies, all of whom are wholesale catalogers of office or industrial products and who are the principal purchasers of the Company's utility products.

At December 31, 1997, the carrying value of the Company's cash, accounts receivable, and accounts payable approximate fair value. Based on borrowing rates currently available to the Company for bank loans with similar terms and collateral, the fair value of the Company's short-term notes payable approximates its carrying value.


9.   COMMITMENTS AND CONTINGENCIES

The Company is a defendant in several lawsuits relating to product liability claims arising from accidents allegedly occurring in connection with the use of its products. The claims are covered by insurance and are being defended by the Company's counsel or by counsel assigned by the Company's insurance carriers, but are subject to deductibles ranging from $0 to $100,000. A number of the claimants allege substantial damages. The ultimate outcome of such litigation cannot be predicted at this time. However, management believes the Company has substantial defenses with respect to the claims and that the ultimate outcome of these claims will not have a material adverse effect on the Company's financial position. The company has accrued and included with other noncurrent liabilities the estimated amount of losses not covered by insurance which may be incurred from presently known and anticipated product liability claims.


10.  RELATED PARTY TRANSACTIONS

Rotherwood, the Company's majority owner, provides management services to the Company. Certain employees of the Company provide management service to other subsidiaries of Rotherwood. In 1997 and 1996, the net cost to the Company for these services
was approximately $32,000 and $46,000, respectively.   See Item
12 - Certain Relationships and Related Transactions.


11.  ACQUISITION OF ASSETS

On October 31, 1997, the Company entered into an Asset Purchase
Agreement with Floating Arms, Inc., the developer of a split articulating keyboard capable of being mounted on the arms of a chair.

Under the agreement, the Company acquired substantially all of the assets of Floating Arms, Inc. in exchange for total payments of $551,000. Approximately $235,000 of the purchase represented the assumption of Floating Arms, Inc.'s liabilities and the remaining $316,000 was the negotiated value of 210,750 shares of the Company's common stock issued as part of the transaction ($1.50 per share).

This acquisition was accounted for as a purchase, and accordingly, the purchase price was allocated to the fair value of net assets acquired as follows:

     Inventories                                       $ 18,000
     Property and equipment                            $135,000
     Other noncurrent Intangible assets
          Customer lists                               $150,000
          Patents                                      $ 50,000
          Goodwill                                     $198,000

The cost of the intangible assets purchased in this transaction will be amortized to expense on a straight-line basis over a 10 year period. The Company's 1997 financial statements reflect the results of operations for the acquired assets during the period subsequent to the date of acquisition.

The Asset Purchase Agreement also obligates the Company to pay a 7% royalty to Floating Arms, Inc. on Cramer sales of split mounted keyboard products that exceed $2,500,000 in the three year period subsequent to the acquisition. These royalty payments are capped at a maximum of $3,000,000. No provision has been made at December 31, 1997 for any royalties that may become payable under this portion of the purchase agreement, as the achievement of this level of sales during the three year period in question is uncertain.

Listed below is supplemental proforma information concerning what the Company's results of operations would have been assuming the acquisition had occurred at the beginning of the period shown
(unaudited):

Amounts in 1000's except per share information

For the year ended December 31, 1997

     Revenue                                 $  12,547
     Income before Extraordinary Items       $       4
     Net Income                              $       4
     Basic Net Income per common share       less than $0.01 per
                                             share

For the year ended December 31, 1996

     Revenue                            $  11,974
     Income before Extraordinary Items  $     (11)
     Net Income (Loss)                  $     (11)
     Basic Net Loss per common share    less than $(0.01) per
                                        share

The operating losses experienced by Floating Arms, Inc. in 1996 and 1997, which are reflected in the above proforma results, occurred because, as a start-up company, Floating Arms, Inc. expended significantly more moneys for research and development than its intake of revenue and gross profit. Management does not anticipate this level of operating losses continuing throughout all of 1998.

12.  INTANGIBLE ASSETS

Intangible assets consist of the following at December 31, 1997:

                         Accumulated         Amortization Period
               Cost     Amortization     Net       In Years
Goodwill       $ 201     $    3         $ 198          10

Other
Noncurrent
assets:

  Customer
   Lists       $ 150     $    1         $ 149          10
  Patents         50          0            50          10
  Non Compete
   Agreement      28          5            20           3

               $ 228     $   10         $ 219

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

In April 1997 the Company dismissed Ernst & Young, LLP as its principal accountant. Ernst & Young, LLP audited the Company's financial statements for the fiscal years ended December 31, 1996. Ernst & Young, LLP's report on these financial statements did not contain an adverse opinion or disclaimer of opinion, nor was such report modified as to uncertainty, audit scope or accounting principles.

There were no disagreements between the Company and Ernst &
Young, LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

In April 1997, the Company engaged Deloitte & Touche, LLP as its principal accountant for the fiscal year ending December 31, 1997. There were no disagreements between the Company and Deloitte & Touche, LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

                             PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT - This information will be included in the Company's 1998 Proxy Statement pursuant to Section 14A of the Securities and Exchange Act and is incorporated by reference herein.


ITEM 10. EXECUTIVE COMPENSATION - This information will be included in the Company's 1998 Proxy Statement pursuant to Section 14A of the Securities and Exchange Act and is incorporated by reference herein.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT - This information will be included in the Company's 1998 Proxy Statement pursuant to Section 14A of the Securities and Exchange Act and is incorporated by reference herein.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - This information will be included in the Company's 1998 Proxy
Statement pursuant to Section 14A of the Securities and Exchange
Act and is incorporated by reference herein.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

Number

2.1  Floating Arms Asset Purchase Agreement dated October 31,
     1997 (previously filed)
10.1 1989 Incentive Stock Option Plan (previously filed)
10.2 1996 Loan Documents - Mercantile  (previously filed)
23a  Consent of Ernst & Young
23b  Consent of Deloitte & Touche
27   Financial Data Schedule


The following current reports were filed by the Company during 1997.

April 4, 1997 - Dismissal of Ernst & Young, LLP as the Company's principal accountant

April 21, 1997 - Retained Deloitte & Touche, LLP as the Company's principal accountant

October 31, 1997 (Amendment No. 1, December 31, 1997) -
Acquisition of certain assets from Floating Arms, Inc.

                            SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, as duly authorized.

                           CRAMER, INC.



3/16/98             /s/ James R. Zicarelli
                         James R. Zicarelli
                         CEO
                         (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.



3/16/98             /s/ James R. Zicarelli
                         James R. Zicarelli
                         Director



3/16/98             /s/ James E. Workman
                         James E. Workman
                         Director



3/16/98             /s/ Ev F. Carter
                         Ev F. Carter
                         Director

3/16/98             /s/ Mark L. de Naray
                         Mark L. de Naray
                         Director



3/16/98             /s/ Robert J. Kovach
                         Robert J. Kovach
                         Director



3/16/98             /s/ Gary A. Rubin
                         Gary A. Rubin
                         Vice President, Finance
                         (Principal Financial and Accounting
                         Officer)

                          EXHIBIT INDEX


Number

2.1  Floating Arms Asset Purchase Agreement dated October 31,
     1997 (previously filed)
10.1 1989 Incentive Stock Option Plan (previously filed)
10.2 1996 Loan Documents - Mercantile Bank (previously filed)
23a  Consent of Ernst & Young
23b  Consent of Deloitte & Touche
27   Financial Data Schedule