Form 10QSB
period 1998-04-05
CRAMER INC
filed 1998-05-15
CIK 319497

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                       450 Fifth Street, NW
                      Washington, DC  20549

                           FORM 10-QSB



(Mark One)
(  ) QUARTERLY REPORT UNDER SECTION_13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended April 5, 1998

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from __________ to __________

                                   Commission file number 2-69336



                           CRAMER, INC.

A Kansas Corporation              IRS Employment I.D. #48-0638707
625 Adams Street
Kansas City, Kansas  66105           Telephone No. (913) 621-6700

Check whether the issuer (1)_filed all reports required to be filed by Section_13 or 15(d) of the Exchange Act during the past 12_months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90_days.     Yes (  No



               APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
4,051,400 shares of common stock, no par value.

                  PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                           CRAMER, INC.
                          BALANCE SHEET
                            UNAUDITED
              (Amounts in $000's, except share data)

     ASSETS                              4/5/98           12/31/97
CURRENT ASSETS:
  Cash                                  $    33        $      52
  Trade receivables,
     net of allowance of $21                979              990
  Inventories                             1,288            1,242
  Prepaid expenses                          272              302
     Total current assets                 2,572            2,586

PROPERTY AND EQUIPMENT:
  At cost                                 5,634            5,614
  Accumulated depreciation
     and amortization                     4,919            4,881
       Net property and equipment           715              733

OTHER ASSETS:
  Intangible pension asset                  212              212
  Goodwill                                  197              198
  Other non current assets                  218              219
     Total Assets                  $      3,914        $   3,948

  LIABILITIES AND EQUITY

CURRENT LIABILITIES:
  Notes payable                    $      1,015        $   1,188
  Accounts payable                          654              498
  Accrued liabilities                       520              549
     Total current liabilities            2,189            2,235

NONCURRENT LIABILITIES:
  Pension benefits payable                  560              581
  Other                                     270              234
     Total noncurrent liabilities           830              815

Stockholders' equity:
  Common stock, no par value;
     authorized, 6,000,000
     shares; issued and outstanding,
     4,051,400 shares at
     April 5,1998 and
     December 31, 1997                    3,824            3,824
  Accumulated deficit                    (2,715)          (2,712)
                                          1,109            1,112
  Minimum pension liability
     adjustment                            (214)            (214)
       Net stockholders' equity             895              898

       Total Liabilities and
        Stockholders' Equity       $       3,914       $    3,948

                           CRAMER, INC.
                       STATEMENTS OF INCOME
                            UNAUDITED
            (Amounts in $000's, except per share data)


                                        QUARTER ENDED
                                   4/5/98            3/30/97

Net sales                          $ 3,180             $  2,859
Cost of sales                        2,339                2,145
     Gross profit                      841                  714

Operating expenses:
  Selling                              576                  424
  General and administrative           269                  249
     Total operating expenses          845                  673

     Income (loss) from operations      (4)                  41

Other income (expense):
  Interest expense, net                 (25)                (24)
  Other, net                             26                  16
     Total other income (expense)         1                  (8)

Income (loss) before income taxes        (3)                 33

Income taxes                              0                   0

Net income (loss)                  $     (3)           $     33



Earnings (loss) per share
based on weighted average
number of common equivalent
shares outstanding, 4,051,400
and 3,840,650 for the quarters
ending 4/5/98 and 3/30/97,
respectfully                       $   0.00            $   0.01

                           CRAMER, INC.
                     STATEMENTS OF CASH FLOWS
                            UNAUDITED
                       (Amounts in $000's)


                                             QUARTER ENDED
                                        4/5/98         3/30/97

Cash flows from operating activities:
  Net income(loss)                      $    (3)       $     33
  Adjustments to reconcile net
     income to net cash provided by
     (used in) operating activities:

     Depreciation and amortization           40              48
     Changes in operating assets
       and liabilities:

       Accounts receivable                   11              44
       Inventory                            (46)            (95)
       Prepaid expenses                      30               1
       Other assets                           0             (27)
       Accounts payable and accrued
         expenses                           127            (119)
       Other noncurrent liabilities          15              31

         Net cash provided by
         (used in) operating
         activities                         174             (84)

Cash flows from investing activities:
  Capital expenditures                      (20)            (35)

Cash flows from financing activities:
  Principal payments on notes payable
     and long-term notes                  (1,003)        (2,994)
  Proceeds from issuance of
     notes payable and long-term
     notes                                   830          3,064

     Net cash provided by (used in)
      financing activities                  (173)            70

Net increase (decrease) in cash              (19)           (49)
Cash at beginning of year                     52            117

Cash at end of quarter                  $     33       $     68

Supplemental disclosures:
  Cash paid during the quarter for:
     Interest                           $     25       $     24
     Income tax                         $      0       $      0

Item 2.

               MANAGEMENT'S DISCUSSION AND ANALYSIS

     Except for the historical information contained herein, this report on Form 10-QSB contains forward-looking statements that involve risk and uncertainties. The Company's actual results could differ materially. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, Cramer, Inc. reminds readers that there are many important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements of the Company made by, or on behalf of, the Company. When used in this Form_10-QSB and in other filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer, words or phrases such as "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project" or similar expressions are intended to identify forward-looking statements. The Company wishes to caution readers not to place undue reliance on such forward-looking statements.

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

A.   Summary of Operations

     At $3,180,000 net sales for the first quarter of 1998 were $321,000 or 11% larger than for the same period in 1997. The increase in net sales reflects the continued strengthening of the Company's seating and utility products business. The intake of new orders were $3,235,000 in the first quarter of 1998 as compared to 2,914,000 in the same period in 1997, an increase of 11%. At April 5, 1998, the Company's backlog of unfilled orders was $813,000, an increase of $7,000 from the level at December 31, 1997. Substantially all of the Company's backlog is scheduled to ship in the next three months.

    The Company's gross margin in the first quarter of 1998 increased by $127,000 from the level in the first quarter of 1997. As a percentage of sales, margins improved from 24.9% to 26.4%. The improvements in margins reflects sales price increases instituted in the summer of 1997 and improved manufacturing efficiency achieved as a result of the increased sales volume.

    Selling expenses were $576,000 in the first quarter of 1998, an increase of $152,000 as compared to the first quarter of 1997. Approximately $34,000 of the increase represents commissions and similar costs that vary directly with sales volume. Of the remaining increase, $88,000 relates to the ongoing introduction costs for the Company's new Floating Arms articulating keyboard product. The remaining increase is due to expanded marketing programs necessary to develop the increased sales in the seating and utility products lines.

    General and administrative expenses during the first quarter of 1998 increased by $20,000 when compared to the first quarter of 1997. The increase consists primarily of additional engineering expenses incurred to expand the Company's product offering and to shorten the new product development process.

    Primarily as a result of the increase in selling expenses, income (loss) from operations in the first quarter of 1998 decreased by $45,000 as compared to the results in the first quarter of 1997.

    Other, non-operating income in the first quarter of 1998 increased by $10,000 as compared to the first quarter of 1997. The increase is due to the receipt of $18,000 in workers compensation insurance premium refunds. The refunds are due to positive experience in workers compensation costs which management attributes to the Company's proactive and innovative safety and return to work programs instituted in prior years.

    While the results for the first quarter of 1998 were lower than in the same period in 1997, management believes that 1998's year-end results will improve on those realized in 1997. The increase in new order intake and net sales are anticipated to continue throughout the remainder of 1998 as the Company realizes the benefit of new product introduction already completed and scheduled for the second quarter of the year. Furthermore, the introductory costs associated with the Company's new articulating keyboard product are expected to fall in proportion to sales volume as the distribution of this product line is established and as technical enhancements to the product are completed.

B.  FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

    The Company's trade accounts receivables decreased by $11,000 from December 31, 1997 to April 5, 1998. The decrease occurred despite having approximately the same total sales volume in February and March 1998 as compared to the last two months of 1997 and is a result of management's continued emphasis on improving its cash flow by reducing days sales outstanding.

    Inventory increased by $46,000 during the first quarter of 1998. The increase is primarily in raw materials and work in progress. Late in the first quarter of 1998, the Company began increasing its stock of seating components in order to support the shipment of three new chair lines scheduled for release during the second quarter of this year.

    Capital expenditures were held in tight control and aggregated only $20,000 during the first quarter of 1998. Purchases during the quarter consisted primarily of factory tooling.
    The rate of purchases of capital equipment purchases is anticipated to increase significantly during the remainder of 1998. Scheduled capital equipment expenditures include enhancements to the Company's manufacturing equipment, computer hardware, and the purchase of additional tooling necessary for third and fourth quarter new product introductions.

    The Company's accounts payable increased by $156,000 from the December 31, 1997 level. The increase is the result of refinements in the Company's vendor payment strategy whereby payment terms to non-critical suppliers have been slightly extended.

    As a result of the positive cash flow from operations, the Company reduced its borrowing under its short-term line of credit by $173,000 during the first quarter of 1998.

    The Company continues to participate in a consolidated cash management and credit facility with its parent, Rotherwood (see discussion in Note 3 to the Financial Statements in the Company's 1997 Form 10KSB). Management believes that the Company's access to this facility, along with existing cash balances and cash generated from future operations, will be adequate to meet future operating requirements and liquidity needs.

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



                                  CRAMER, INC.
                                  (Registrant)



Date: May 14, 1998                /s/  Gary A. Rubin
                                  Gary A. Rubin
                                  Vice President, Finance & CFO