Form 10QSB
period 1998-07-05
CRAMER INC
filed 1998-08-12
CIK 319497

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                       450 Fifth Street, NW
                      Washington, DC  20549

                           FORM 10-QSB



(Mark One)
X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                      For the quarterly period ended July 5, 1998

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

                  PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements


                           CRAMER, INC.
                          BALANCE SHEET
                            UNAUDITED
              (Amounts in $000's, except share data)

               ASSETS                   7/5/98         12/31/97
CURRENT ASSETS:
 Cash                                   $    26        $     52
 Trade receivables, net of
   allowance of $21                       1,270             990
 Inventories                              1,260           1,242
 Prepaid expenses                           263             302
      Total current assets                2,819           2,586

PROPERTY AND EQUIPMENT:
 At cost                                   5,668          5,614
 Accumulated depreciation and
   amortization                            4,964          4,881
      Net property and equipment             704            733

OTHER ASSETS:
 Intangible pension asset                    212            212
 Goodwill                                    197            198
 Other non current assets                    207            219
      Total Assets                      $  4,139       $  3,948

 liabilities and equity

CURRENT LIABILITIES:
 Notes payable                          $  1,192       $  1,188
 Accounts payable                            611            498
 Accrued liabilities                         629            549
      Total current liabilities            2,432          2,235

NONCURRENT LIABILITIES:
 Pension benefits payable                     513           581
 Other                                        280           234
      Total noncurrent liabilities            793           815

STOCKHOLDERS' EQUITY:
 Common stock, no par value; authorized,
   6,000,000 shares; issued and outstanding,
   4,051,400 shares at July 5,1998 and
   December 31, 1997                        3,824         3,824
 Accumulated deficit                       (2,696)       (2,712)
                                            1,128         1,112
 Minimum pension liability adjustment        (214)         (214)
      Net stockholders'
        equity                                914           898

      Total Liabilities and
         Stockholders' Equity           $   4,139      $  3,948

                           CRAMER, INC.
                       STATEMENTS OF INCOME
                            UNAUDITED
          (Amounts in Thousands, Except Per Share Data)



                            QUARTER ENDED     SIX MONTHS ENDED
                         7/5/98    6/29/97   7/5/98    6/29/97

NET SALES                $3,276    $3,244    $6,456    $6,103
COST OF SALES             2,277     2,350     4,616     4,495
  Gross profit              999       894     1,840     1,608

OPERATING EXPENSES:
  Selling expenses          608       530     1,184       954
  General and
  administrative            319       277       588       526
     Total operating
     expenses               927       807     1,772     1,480

      Income from
      operations             72        87        68       128

OTHER INCOME (EXPENSE):
  Interest expense, net     (22)      (23)      (47)      (47)
  Other, net                (31)      (11)        5         5
     Total other income
     (expense)              (53)      (34)      (52)      (42)

INCOME BEFORE INCOME TAXES   19        53        16        86
INCOME TAX EXPENSE            0         0         0         0

NET INCOME               $   19    $   53    $   16    $   86

     Net income per
     share based on weighted
     average number of
     common equivalent
     shares outstanding
     - basic and diluted  $0.01    $0.01     $ 0.01    $  0.02


     Weighted Average Common
     Equivalent Shares
     Outstanding
                  Basic   4,051,400  3,840,650  4,051,400  3,840,650
                  Diluted 4,051,400  3,855,317  4,051,400  3,855,317


There is no difference between Net Income and Total Comprehensive
Income for the quarter or six month periods ending July 5, 1998 and June 29,1997

                           CRAMER, INC.
                     STATEMENTS OF CASH FLOWS
                            UNAUDITED
                       (Amounts in $000's)



                                               SIX MONTHS ENDED
                                             7/5/98    6/29/97

Cash flows from operating activities:
  Net income                                 $    16   $    86
  Adjustments to reconcile net
     income to net cash provided
     by operating activities:
       Depreciation and amortization              96       101
       Changes in operating assets
        and liabilities:
          Accounts receivable                   (280)       31
          Inventory                              (18)      (37)
          Prepaid expenses                        39        10
          Accounts payable and accrued expenses  193      (106)
               Other noncurrent liabilities      (22)      (63)

          Net cash provided by operating
               activities                         24        22

Cash flows from investing activities:
     Capital expenditures                        (54)      (69)

Cash flows from financing activities:
     Principal payments on notes payable
       and long-term notes                    (1,834)   (4,284)
     Proceeds from issuance of notes
       payable and long-term notes             1,838     4,312

          Net cash provided by financing
               activities                          4        28

Net increase (decrease) in cash                  (26)      (19)
Cash at beginning of year                         52       117

Cash at end of period                        $    26   $    98

Supplemental disclosures:
     Cash paid during the period for:
          Interest                           $    47   $    45
          Income tax                         $     0   $     0

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



     A.   Summary of Operations

          The intake of new orders were $6,818,000 in the first half of 1998 as compared to $6,182,000 in the same period in 1997, an increase of 10%. The increase reflects the continued strengthening of the Company's seating and utility products business. At $6,456,000 net sales for the first half of 1998 were $353,000 or 6% larger than for the same period in 1997.

          At July 5, 1998, the Company's backlog of unfilled orders was $1,168,000, an increase of $362,000 from the level at December 31, 1997. Approximately $200,000 of the Company's backlog is scheduled to ship in the months of September and October with the remainder being scheduled to ship in the coming month.

          The Company's gross margin in the first half of 1998 increased by $232,000 from the level in the first half of 1997. As a percentage of sales, margins improved from 26.4% to 28.5%. The improvements in margins reflects sales price increases instituted in the summer of 1997 and improved manufacturing efficiency achieved as a result of the increased sales volume.

          Selling expenses were $1,184,000 in the first half of 1998, an increase of $230,000 as compared to the first half of 1997. Approximately $42,000 of the increase represents commissions and similar costs that vary directly with sales volume. Of the remaining increase, $173,000 relates to the ongoing introduction costs for the Company's new articulating keyboard product.

          General and administrative expenses during the first half of 1998 increased by $62,000 when compared to the first half of 1997. The increase consists primarily of additional engineering expenses incurred to expand the Company's product offering and to shorten the new product development process.

          Primarily as a result of the increase in selling expenses, income from operations in the first half of 1998 decreased by $60,000 as compared to the results in the first half of 1997.

          While the results for the first half of 1998 were lower than in the same period in 1997, management believes that 1998's year-end results will improve on those realized in 1997. The increase in new order intake and net sales are anticipated to continue throughout the remainder of 1998 as the Company realizes the benefit of new products introduced in the first half of the year. Furthermore, the introductory costs associated with the Company's new articulating keyboard product are expected to fall in proportion to sales volume as the distribution of this product line is established and as technical enhancements to the product are completed.


     B.   Financial Condition, Liquidity, and Capital Resources

          The Company's trade accounts receivables increased by $280,000 from December 31, 1997 to July 5, 1998. The
          Company shipped several unusually large orders in the last three weeks of the 1998 2nd quarter. In accordance with the Company's normal terms of sale, these amounts were not yet due at quarter end.

          Inventory increased by $18,000 during the first half of 1998. Management has increased the Company's stock of component parts in order to support the shipment of three new chair lines and one new ladder line introduced during the second quarter of this year.

          Capital expenditures were held in tight control and aggregated only $54,000 during the first half of 1998. Purchases during the period consisted primarily of factory tooling. The rate of capital equipment purchases is anticipated to increase during the remainder of 1998 as enhancements to the Company's manufacturing equipment and the purchase of tooling necessary for additional new product introductions are completed.

          The Company's accounts payable increased by $113,000 from the December 31, 1997 level. The increase is the result of a slight increase in the aging of vendor balances prior to payment.

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

          None.



ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None.



ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          On April 17, 1998, the Company solicited proxies concerning the election of Directors at a meeting held on May 18, 1998.



ITEM 5.   OTHER INFORMATION

          None.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          None.

                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        CRAMER, INC.
                                        (Registrant)



Date: August 12, 1998                   /s/ Gary A. Rubin
                                        Gary A. Rubin
                                        Vice President, Finance &
                                        CFO