Form 10QSB
period 1998-10-04
CRAMER INC
filed 1998-11-13
CIK 319497

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              450 Fifth Street, NW
                             Washington, D.C. 20549

                                   FORM 10-QSB



(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 4, 1998

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

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]
No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,051,400 shares of common stock, no par value as of November 5, 1998.

                          PART I. FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS

                                  CRAMER, INC.
                                  BALANCE SHEET
                                    UNAUDITED
                    (Amounts in Thousands, Except Share Data)

              ASSETS                                                     10/4/98   12/31/97
                                                                        --------   --------
CURRENT ASSETS:
     Cash                                                               $    33    $    52
     Accounts receivable, net of allowance of $21                         1,117        990
     Inventories                                                          1,462      1,242
     Prepaid expenses                                                       223        302
                                                                        -------    -------
              Total current assets                                        2,835      2,586

PROPERTY, PLANT AND EQUIPMENT
     At cost                                                              5,731      5,614
     Accumulated depreciation                                             5,030      4,881
                                                                        -------    -------
                                                                            701        733
OTHER ASSETS:
     Intangible pension asset                                               212        212
     Goodwill                                                               195        198
     Other non current assets                                               197        219
                                                                        -------    -------

              Total Assets                                              $ 4,140    $ 3,948
                                                                        =======    =======

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Note payable                                                       $ 1,263    $ 1,188
     Accounts payable                                                       614        498
     Accrued liabilities                                                    608        549
                                                                        -------    -------
              Total current liabilities                                   2,485      2,235

NONCURRENT LIABILITIES:
     Pension benefits payable                                               501        581
     Other                                                                  280        234
                                                                        -------    -------
              Total noncurrent liabilities                                  781        815

STOCKHOLDERS' EQUITY:
     Common stock, no par value; authorized, 6,000,000 shares;
         issued and outstanding 4,051,400 shares at October 4, 1998,
         and December 31, 1997                                            3,824      3,824
     Accumulated deficit                                                 (2,736)    (2,712)
                                                                        -------    -------
                                                                          1,088      1,112
     Minimum pension liability adjustment                                  (214)      (214)
                                                                        -------    -------
              Net stockholders' equity                                      874        898
                                                                        -------    -------

              Total Liabilities and Stockholders' Equity                $ 4,140    $ 3,948
                                                                        =======    =======

                                  CRAMER, INC.
                              STATEMENTS OF INCOME
                                    UNAUDITED
                  (Amounts in Thousands, Except Per Share Data)


                                                             QUARTER ENDED             NINE MONTHS ENDED
                                                        10/4/98        9/28/97       10/4/98         9/28/97
                                                     -----------    -----------    -----------    -----------
NET SALES                                            $     3,301    $     3,092    $     9,757    $     9,195
COST OF SALES                                              2,397          2,276          7,013          6,771
                                                     -----------    -----------    -----------    -----------
              Gross profit                                   904            816          2,744          2,424

OPERATING EXPENSES:
     Selling expenses                                        596            462          1,780          1,416
     General and administrative                              312            259            900            785
                                                     -----------    -----------    -----------    -----------
              Total operating expenses                       908            721          2,680          2,201
                                                     -----------    -----------    -----------    -----------

              Income (loss) from operations                   (4)            95             64            223

OTHER EXPENSE:
     Interest expense, net                                   (16)           (17)           (63)           (64)
     Other, net                                              (20)           (24)           (25)           (19)
                                                     -----------    -----------    -----------    -----------
              Total other expense                            (36)           (41)           (88)           (83)
                                                     -----------    -----------    -----------    -----------

INCOME (LOSS) BEFORE INCOME TAXES                            (40)            54            (24)           140
INCOME TAX EXPENSE (BENEFIT)                                   0              0              0              0
                                                     -----------    -----------    -----------    -----------

NET INCOME (LOSS)                                    $       (40)   $        54    $       (24)   $       140
                                                     ===========    ===========    ===========    ===========
     Net income (loss) per share based on weighted
         average number of common equivalent
         shares outstanding - basic and diluted      $     (0.01)   $      0.01          (0.01)   $      0.04

     Weighted Average Common Equivalent
         Shares Outstanding:   Basic                   4,051,400      3,840,650      4,051,400      3,840,650
                               Diluted                 4,051,400      3,855,317      4,051,400      3,855,317



There is no difference between Net Income and Total Comprehensive Income for the quarter or nine-month periods ending October 4, 1998 and September 28, 1997.


These interim financial statements include all adjustments required for them not to be misleading.

                                  CRAMER, INC.
                            STATEMENTS OF CASH FLOWS
                                    UNAUDITED
                             (Amounts in Thousands)

                                                                  Nine Months Ended
                                                                  10/4/98    9/28/97
                                                                  -------    -------
Cash flows from operating activities:
Net income (loss)                                                 $   (24)   $   140
Adjustments to reconcile net income to net cash
         provided by (used in) operating activities:
         Depreciation and amortization                                174        164
         Changes in operating assets and liabilities:
              Accounts receivable                                    (127)       (31)
              Inventories                                            (220)      (133)
              Prepaid expenses                                         79         48
              Accounts payable and accrued expenses                   175        (46)
              Other noncurrent liabilities                            (34)       (62)
                                                                  -------    -------

                      Net cash provided by operating activities        23         80
                                                                  -------    -------

Cash flows from investing activities:
     Capital expenditures                                            (117)      (124)
     Acquisitions of other noncurrent assets                            0        (27)
                                                                  -------    -------

                      Net cash used by investing activities          (117)      (151)
                                                                  -------    -------

Cash flows from financing activities:
     Principal payments on notes payable                           (3,627)    (3,088)
     Proceeds from issuance of notes payable                        3,702      3,163
                                                                  -------    -------

                      Net cash provided by financing activities        75         75
                                                                  -------    -------

Net increase (decrease) in cash                                       (19)         4
Cash at beginning of year                                              52        117
                                                                  -------    -------

Cash at end of quarter                                            $    33    $   121
                                                                  =======    =======

Supplemental disclosures:
     Cash paid during the period for:
         Interest                                                 $    63    $    64
                                                                  =======    =======
         Income tax                                               $     0    $     1
                                                                  =======    =======

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

A.       FORWARD LOOKING STATEMENTS

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

         There are a number of reasons why investors should not place undue reliance on forward-looking statements. Among the risks and uncertainties that could cause the Company's actual results for future periods to differ materially from any forward-looking statements made are the following:

           -  Fluctuations or reductions in product demand and market acceptance
           -  The level of product development by the Company
           -  Capacity and supply constraints or difficulties
           -  The results of financing efforts
           -  The effect of new laws and regulations
           -  Unexpected additional expenses or operating losses
           -  Competition
           -  The Company's reliance on certain vendors for key components.
           -  The possible effect of the year 2000 on computer systems

         The foregoing list of risks and uncertainties is not meant to be complete.

B.       POSSIBLE EFFECT OF THE YEAR 2000

         As with many other concerns, the Company may be impacted by the "year 2000 problem". The "year 2000 problem" arose because many existing computer programs use only the last two digits to refer to a year. Therefore, these computer programs do not properly recognize a year that begins with "20" instead of the familiar "19". If not corrected, many computer applications could fail or create erroneous results.

         In developing a response to the year 2000 issue, the Company has considered its core enterprise resource planning system (ERP system) and other systems where computer controls may exist. The Company has also considered the readiness of its key vendors and customers.

         The Company ERP system resides on an IBM advanced 36/AS 400. The advanced 36/AS400's operating system and the core ERP system, will be converted to allow recognition of years beginning with a "20" using the "fixed window" methodology. This methodology converts all dates entered into the system in a prescribed manner that will allow the ERP system to consistently handle dates both before and after the turn of the century. The implementation of the fixed window methodology is scheduled to be completed during the third quarter of 1999. The Company's in-house EDP department is developing and installing the fixed window subroutines that will be used in the ERP system. While non-essential enhancements to the company's computer systems have been delayed at times, there are only minimal direct costs associated with this project.

         The Company has appointed an internal task force to review year 2000 compliance issues for other computer systems. At October 1998, the task force is approximately three-quarters finished with its assessment. The Company has a minimal number of computer controlled systems not related to its core ERP system, and, to date, no significant issues have been identified. The task force is anticipated to complete its review in the first quarter of 1999.

         The Company has developed a questionnaire to assess its vendors readiness to handle the year 2000 issue. These questionnaires were distributed to vendors in the 3rd quarter of 1998. The responses to these questionnaires will be reviewed in the fourth quarter of this year. Special attention will be given to significant vendors and in these cases, we will supplement their answers with verbal discussions with appropriate management and information system professionals.

         Through discussions with appropriate parties, the Company is aware that its 8 largest wholesale and catalog customers are aware of the year 2000 issue and are currently determining how to convert their systems to handle the problem. Since the remainder of the Company's sales is to a wide variety of other furniture re-sellers, which change from year to year, there are no efforts currently underway to assess the status of these customers year 2000 readiness.

         The Company's senior management is continuing to monitor efforts to prepare for the year 2000. Contingency plans in case the Company, its vendors, or major customers prove not to be ready for the year 2000 has not yet been developed. The Company's senior management intends to prepare appropriate contingency plans in the summer of 1999 based on their assessment of the Company's, its vendors, and major customers current progress preparing for the year 2000.

         There can be no assurance that year 2000 remediation by the Company or third parties will be properly and timely completed and failure to do so could have a material adverse effect on the Company's financial condition. The

         Company can not predict the actual effects to it of the year 2000 issue, which depends on numerous uncertainties such as (1) whether major third parties address this issue properly and timely and (2) whether broad-based or systemic economic failures may occur. The Company is currently unaware of any events, trends, or condition regarding this issue that may have a material effect on the Company's results of operations, liquidity, and financial position. If the year 2000 issue is not resolved by January 1, 2000, the Company's results of operations or financial condition could be materially adversely affected.


C.       SUMMARY OF OPERATIONS

         Intake of new orders was $10,279,000 in the first three-quarters of 1998, an increase of $1,043,000 or 11% as compared to the same period in the prior year. The company's orders are growing at a faster rate than the contract furniture industry as a whole. The Business and Institutional Furniture Manufactures Association (BIFMA) anticipates growth of 8% in the contract furniture industry during 1998. The Company attributes its improved performance to the successful launch of several new seating products in late 1997 and early 1998 and its success in increasing utility product volume by having sales management place more emphasis on the major catalog wholesalers who distribute these products.

         At $9,757,000, net sales for the first three-quarters of 1998 were 6% higher than for the same period in 1997. At October 4, 1998, the Company's backlog was $1,117,000, an increase of $311,000 from the level at December 31, 1997. Approximately $165,000 of these orders are scheduled to ship in 1999; the remainder of the Company's October 4, 1998 backlog is scheduled to ship within the next three months.

         The Company's gross margin in the first three-quarters of 1998 increased by $320,000 from the level in the same period last year. As a percentage of net sales, gross margins in the first three-quarters of 1998 were 28% as compared to 26% in the first three-quarters of 1997. The improvements in margins reflects (a) sales price increases instituted in the summer of 1997, (b) improved manufacturing efficiency achieved as a result of the increased sales volume, and (c) lower expenses for anticipated product liability defense costs due to the Company's success in reducing settlements during the past few years.

         Selling expenses in the first three-quarters of 1998 increased by $364,000 as compared to the same period in 1997. Approximately $250,000 of the increase relates to the ongoing introduction costs for the Company's new articulating keyboard product. Of the remaining $114,000 increase, $80,000 can be attributed to commissions, catalog allowances and similar costs that vary directly with sales volume.

         General and administrative expenses during the first three-quarters of 1998 increased by $115,000 as compared to the same period in 1997. The increase consists primarily of additional salaries associated with an expansion of personnel in the Company's engineering department. The Company has enhanced its research and development efforts in order to expand its product offering and to shorten the new product development cycle.

         While sales volumes and margins improved significantly in the first three-quarters of 1998 as compared to the same period in 1997; as a result of the increase in operating expenses, income from operations decreased by $159,000.

         The Company's core seating and utility product business remains strong and management anticipates that the increase in new order intake, net sales and gross margins realized in the first three-quarters of 1998 will continue through out the remainder of 1998. However, sales of the Company's new articulating keyboard product have risen slower than anticipated. The introduction cost for the product line continues to exceed the gross margin generated from its sales. This situation is anticipated to continue throughout the remainder of the current year as distribution of the product is established and as technical enhancements are completed. As a result, the Company anticipates that its income from operations and net income for all of 1998 will be less than the corresponding figures in 1997.

         The Company anticipates that for the next 12 months the costs of developing the articulating keyboard product and its distribution channels will continue to exceed the gross margin realized from product sales. However, the Company believes that the product line will be a successful addition to the Company's product offering providing a net positive return on amounts invested.

D.       FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         The Company's trade accounts receivable increased by $127,000 from December 31, 1997 to October 4, 1998. The increase is in line with the increase in order income and sales rates.

         Inventories increased by $220,000 during the first three quarters of 1998. The increase is primarily in raw materials and work in progress. The Company is maintaining a larger stock of materials in order to support both the increases in sales volume and its new seating and computer accessory products.

         Capital expenditures aggregated $117,000 during the first three quarters of 1998 and consisted primarily of factory tooling related to new product introductions.

         The Company's accounts payable increased by $116,000 from the December 31, 1997 balance. The increase is a result of increased purchases of material to support the increased business activity and a slight increase in the aging of vendor balances prior to payment.

         The Company continues to participate in a consolidated cash management and credit facility with its parent, Rotherwood. (See discussion in Note 3 to the Financial Statements in the Company's 1997 Form 10KSB.) Management believes that the Company's access to this facility, along with existing cash balances and cash generated from future operations, will be adequate to meet future operating requirements and liquidity needs.


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

            None

ITEM 5.     OTHER INFORMATION

            None.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 CRAMER, INC.
                                                 (Registrant)



Date: November 10, 1998                          /s/ Gary A. Rubin
                                                 -----------------------------
                                                 Gary A. Rubin
                                                 Vice President, Finance & CFO