Form 10KSB40
period 1998-12-31
CRAMER INC
filed 1999-03-31
CIK 319497

                   0..U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-KSB



[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Fiscal Year Ended December 31, 1998.

                           Commission File No. 2-69336

                                  CRAMER, INC.

KANSAS                              I.R.S. EMPLOYER IDENTIFICATION
                                    NUMBER 48-0638707
625 ADAMS STREET, KANSAS CITY, KS 66105
TELEPHONE: (913) 621-6700


Securities registered under Section 12(g) of the Exchange Act:     Common Stock

Check whether the issuer: (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                       ---   ---
Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for the 1998 fiscal year were $12,774,000.

As of December 31, 1998 the aggregate market value of the common shares of Cramer, Inc. held by non-affiliates was approximately $985,000. (Calculated assuming a $.50 value per share on December 31, 1998.)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,051,400 shares of common stock.

Transitional Small Business Disclosure Format (check one): Yes     No X
                                                              ---    ---

                                      INDEX



                                                                                          PAGE NO.
                                                                                          --------
PART I


     Item 1.      Description of Business                                                    1
     Item 2.      Description of Property                                                    6
     Item 3.      Legal Proceedings                                                          7
     Item 4.      Submission of Matters to a Vote of Security Holders                        7

PART II

     Item 5.      Market for Common Equity and Related Stockholder Matters                   8
     Item 6.      Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                        8
     Item 7.      Financial Statements                                                       14
     Item 8.      Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure                                        29

PART III

     Item 9.      Directors, Executive Officers, Promoters and Control
                  Persons; Compliance with Section 16(a) of the Exchange Act                 30
     Item 10.     Executive Compensation                                                     30
     Item 11.     Security Ownership of Certain Beneficial Owners and
                  Management                                                                 30
     Item 12.     Certain Relationships and Related Transactions                             30
     Item 13.     Exhibits and Reports on Form 8-K                                           30

                                     PART I



ITEM 1. DESCRIPTION OF BUSINESS

Cramer, Inc. is a Kansas corporation engaged in the manufacture and sale of seating and utility products designed for office or industrial settings, and ergonomic articulating keyboards for intensive data entry environments. The Company was established in 1886 as a manufacturer of safes and office products. Descendants of the Cramer family owned the Company until 1961 when it was sold to OLIX Industries, a public company located in Austin, Texas. In January 1981, OLIX made a public distribution of its Cramer common stock.



Business of Issuer

The Company's office seating products compete in the $12 billion domestic market for office furniture, which includes seating, desks, files, and panel systems. Major companies serving this market are Steelcase, Herman Miller, Knoll, Haworth, Kimball, and HON Industries. These six companies supply products in all major categories of this market. Together they account for an estimated 60% of sales in this market. The remaining 40% of the market is served by smaller companies (typically sales of less than $75 million) that primarily compete only in selected segments. These segments are delineated either by product type, such as seating or casegoods, or by customer category, for example high style, wood-finish, or budget-price.

Cramer's seating products are non-wood, characterized by painted metal finish and upholstered seats and backs. The product line includes standard height chairs and a wide range of raised height models and stools. All offer ergonomic design with varying degrees of adjustability to accommodate individual users. Cramer manufactures and sells chairs for a variety of demanding commercial applications, including intensive (24-hour) use, production facilities, laboratories, hospitals, schools as well as conference, secretarial and management seating for the general office. The Company also manufactures Cleanroom and Electro-Static Discharge seating which meets the needs of certain specialized manufacturing and research environments. The Company's seating products are recognized for quality construction and lasting durability.

The Company's utility products include step stools and aluminum ladders featuring the use of retractable casters. The design of these products and the retractable caster concept are well recognized and accepted in the marketplace. These products have been continuously manufactured by the Company for sale in the United States since the 1950s.

The Company's keyboard products include a patented split keyboard that is designed to be mounted on the arms of the user's chair. A version of the split keyboard can be mounted on a desk or keyboard tray. An accompanying product is an articulating mouse pad that also can be mounted on the arms of a chair.

Marketing and Competition

The domestic office furniture market is highly competitive. Cramer competes by focusing on the non-wood task seating market niche with products that have high-quality and a reputation for long-term reliability. The Company also differentiates itself by a commitment to customer service and on-time delivery. The Company's 110+ year history and the proven reliability of its products support a strong reputation and product awareness in the marketplace. Cramer frequently competes in its narrow market area against similar-sized niche manufacturers. In addition, the Company has been able to effectively compete against the major companies in the industry when Cramer's special product features, reputation for quality, and quality of customer service offer the customer a better price-value relationship than the large competitors.

The majority of the Company's seating products are sold to independent office furniture dealers who resell the products to end-users. Cramer has approximately 1,500 of these accounts, although only a portion of these accounts are active in any given year. For the past several years, sales to independent office furniture dealers have accounted for 70% to 75% of the Company's revenue. These sales efforts are focused through approximately 23 independent sales representative organizations located in major markets throughout the United States. These sale organizations typically employ from 1 to 6 people, and represent 3 to 6 complimentary product lines such as desks, panel systems, and lighting. Average tenure for the Company's sales representatives is more than four years. These representatives initiate and develop business directly with end users, designers and architects for specification projects and coordinate and manage the Company's business relationships with the independent office furniture dealers in their territories.

The Company's utility products are sold primarily to approximately 100 wholesale and catalog distributors. These distributors include major office supply and industrial suppliers, and specialty distributors serving end-users' health-care, scientific, and safety needs. While other manufacturers produce competing products, as a result of the Company's favorable price/value relationship, the variety of applicable products Cramer has to offer the specific wholesale or catalog distributor, and its attention to customer service, these competitors have, thus far, not been successful in reducing the Company's market share of these products. However, there is no guarantee that competitors will not be successful in the future. While eight wholesale and catalog distributors accounted for 72% of the Company's 1998 utility product sales, no single customer accounted for more than 10% of the Company's total sales in 1997 or 1998.

An emerging area for the Company's seating and utility products is the home market. Utility products, principally the Kik-Step(R) stool, are distributed to this market primarily through specialty catalog distributors serving domestic kitchen and workroom needs. In addition, seating products are sold by office furniture dealers for home office use.

The Company's keyboard products are sold directly to end-users through an in-house sales force located in Minneapolis. The Company uses a combination of advertisements, direct solicitation, recommendations from medical or other professionals, and maintenance of a page on the World Wide Web to publicize these products and to obtain customer orders.

Cramer regularly participates in national office, industrial, and ergonomic products trade shows and conferences. Sales representatives display product samples and provide demonstration chairs for dealers and end-users. The Company maintains permanent product displays in showrooms in Los Angeles and New York.

Sales in the contract furnishing industry, where Cramer's office seating products compete, follow a seasonal pattern of slightly lower volume in the winter and summer and higher volume in the spring and fall. Utility product sales are generally equal through each quarter of the year.

Cramer's products are sold throughout the United States. International sales are not significant.

Products

Office Seating - The Company's flagship seating product is the Triton(R) chair. The Company believes this chair is unique in the industry because it combines a 15 year, 3 shift-a-day warranty and steel structural components with full ergonomic adjustability.

The Triton's(R) design significantly upgrades the user's ability to meet emerging ergonomic adjustability requirements yet have a chair that exceeds industry durability specifications. The Triton(R) is designed to meet or exceed all current standards of adjustability for prevention of repetitive stress trauma including the San Francisco VDT work-station standards; meet or exceed all flame-retarding specifications, including Boston Fire Marshal, California TB 117, and California TB 133; and meet or exceed industry testing for strength and component failure (ANSI/BIFMA specifications). Additionally, a version of the Triton(R) has been independently certified to pass the more rigorous U.S. Federal General Services Administration Intensive Use Seating specifications.

Typical purchasers of the Triton(R) are health-care facilities, professional offices, production lines, airline reservation centers, police and emergency dispatch stations and similar 24-hour use applications. The Triton product line includes both a regular size version and a larger version called the Triton Max. This version was specifically designed to accommodate larger-sized users.

Other significant office seating products include the Fusion(R), Aeros(R), Affix and Avail. The Fusion(R) chair provides full ergonomic task seating at a moderate price. This chair's design and function follow the strict standards found in all of the Company's active ergonomic seating lines. The product is designed to function within office, light assembly and laboratory settings. The chair line is designed to complement the Triton(R) line with its unique steel seat pan. The Aeros(R) and Affix products are lower priced task seating products with less ergonomic adjustments. The Avail is a stacking guest chair intended to complement the Triton(R), Fusion(R), and other task chairs.

Utility - The Company's utility products include the Kik-Step(R), a round, all-steel, 2-step stool that rolls on retractable casters and is frequently used in libraries, file rooms, and warehouses. This product was designed by Cramer in 1957 and continues to be an important part of the Company's product line. In addition to the Kik-Step(R), Cramer manufactures StopStep and PAL ladders, a series of steel and lightweight aluminum ladders featuring the same retractable caster concept as the Kik-Step(R).

Industrial Seating - The Company's industrial seating line includes the Rhino seating product line and a series of aluminum framed seating designed for a more rugged setting than a typical office chair. The Rhino seating line is distinguished by its seat and back, which are made from "tough-skinned" urethane foam. This technology offers industrial-strength reliability for factory seating, including the ability to wash the chair without damaging the upholstery. The product-line includes a large "task" chair and a smaller "operational" chair. The third product in the Rhino seating line is a small sit-stand designed to relieve weight from an individual's feet in industrial situations that do not allow a fully seated position. The aluminum frame seating products have been in production for over 25 years and are well recognized in the market for value and lasting performance. These product lines offer a wide range of seating material from wood or plastic to upholstered products. The products are available in both desk height and a range of stools suitable for counter height tasks.

Keyboard - The Company's articulating split keyboard features the ability to be mounted on the arms of most task chairs sold in the United States. The keyboard is split into two separate parts to improve the ergonomic aspects of the product. Each of the two sections of the keyboard can be articulated in an infinite range to fit the size and shape of individual users. The Company believes that proper use of the product reduces the likelihood of repetitive motion injuries arising from extensive use of electronic keyboards or data entry devices. The Company also believes that users may experience productivity increases due to lessened fatigue during the course of a regular workday.

New products - The Company believes that systematic development and introduction of new products is important for the Company's growth and continued profitability. In 1998 the Company introduced the Portable Aluminum Ladder
(PAL), a value priced industrial series of rolling aluminum ladders. The PAL serves as a complement to the Company's successful StopStep ladders that are designed for a more formal office environment. In 1998 the Company also introduced the desktop version of the keyboard product. Product introductions currently planned for 1999 include additional enhancements to the utility product line and a more stylish version of the Triton chair product.

Production, Trademarks and Government Regulation

The Company's products are fabricated from raw materials such as steel sheet and tubing, aluminum tubing, plastic forms, foam, and fabric purchased from sources locally and throughout the United States. Specialized components, including printed circuit boards, and subassemblies are likewise purchased from vendors throughout the United States and, in a few instances, internationally.

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

Certain components of the Company's products are sourced from a single vendor. Any disruption in such supply arrangements could result in temporary shipment delays or increased costs. However, the Company believes it has the ability to substitute suppliers for any component within a three month period of time.

Production machinery and equipment used to manufacture of the Company's products are owned and maintained by the Company and primarily located in the Company's factory in Kansas City, Kansas. Certain tooling for the fabrication of specialized components is owned by the Company, but located at vendors who manufacture the components. The production equipment ranges from older-model metalworking machinery to a modern powder coat painting system. The Company systematically maintains its equipment at high levels of operation. Cramer has sufficient production capacity for substantially increased sales requirements.

The Company manufactures approximately 60% of all of its orders to specific customer requirements. Cramer is able to customize product specifications for particular needs. The Company's delivery schedule typically is four weeks for seating products and two weeks for utility products. This schedule is typical for the business areas where the Company competes. The Company has sufficient manufacturing flexibility to provide shorter lead times, when necessary, for special customer needs. This ability, plus a small inventory of finished chairs in stock for immediate delivery, can be a competitive advantage in certain situations. At December 31, 1998, the Company's backlog of unfilled orders was $978,000, the majority of which are scheduled to be shipped in the first quarter of 1999.

During the past several years the Company has been able to ship approximately 40% of its sales from stock. However, the Company maintains a finished goods inventory of approximately $155,000. This inventory consists of a small inventory of Kik-Step(R) stools and ladders and the Quick Ship seating inventory described above. The Company believes its ability to maintain its high inventory turnover ratio in this area (over 33 times in 1998) is a competitive advantage.

The name Cramer and the Company's Kik-Step(R), Aeros(R), Triton(R), and Fusion(R) product names are registered trademarks. The Company's other office and utility seating products are marketed under the Cirrus, Avail, Affix, Nimbus, and Rhino trademarks. The keyboard and mouse tray products are marketed under the name "Interfaces by Cramer." The Company also considers the overall design and appearance of the Kik-Step(R) to be a trademark of the product.

The design of the Company's articulating keyboard is protected by a U.S. patent covering key switching devices mounted on the arms of a chair.

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

Employees

As of December 31, 1998, the Company employed 94 full time people; 37 office, supervisory, managerial, and executive personnel, and 57 factory workers. Cramer management considers the ability to attract, train, and retain skilled professional employees and production workers to be an important aspect of the Company's competitive advantage. Management believes that it enjoys a good, interdependent relationship with its employees, and has instituted personnel policies intended to maintain this relationship. The Company is an equal opportunity employer and an active non-discrimination policy is integral to this concept.

The factory workers are covered by a collective bargaining agreement with the United Steelworkers of America that expires on September 30, 2002. The Company believes that strong labor relations are important to its ability to achieve product quality, on-time delivery, and continuous improvement in the workplace. No work stoppages have occurred over the past ten years. The State of Kansas is a right-to work state, so not all factory workers belong to the Union. At year-end, 21 of the 57 factory workers were not dues paying members. The Company considers its labor relations to be good.

Research and Development

New products are developed internally by a technical staff who has an average of more than 5 years experience with seating and industrial products. New designs are developed on state-of-the-art CAD equipment to shorten development time, improve documentation, and facilitate sourcing of high quality components from outside vendors. The Company's internal costs for engineering, research and development were $277,000 and $130,000 in 1998 and 1997, respectively.

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

Sales showrooms located in furniture design centers in Los Angeles and New York are subleased by Cramer for permanent display of the Company's products. Neither of these subleases have terms longer than one year.

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

As of February 26, 1999, there were 762 shareholders of record.

Since being publicly held, the Company has never paid cash dividends and does not anticipate paying any cash dividends in the foreseeable future. The Company's ability to pay cash dividends on its common stock will depend upon its capital surplus and cash requirements.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A.       FORWARD LOOKING STATEMENTS

         Except for the historical information contained herein, this report on Form 10-KSB contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, Cramer, Inc. reminds readers that there are many important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements made by, or on behalf of, the Company. When used in this Form 10-KSB and in other filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer, words or phrases such as "will likely result", "expects", "are expected to", "will continue", "is anticipated", "estimate", "project" or similar expressions are intended to identify forward-looking statements. The Company wishes to caution readers not to place undue reliance on such forward-looking statements.

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

         In developing a response to the year 2000 issue, the Company has considered all of its computer systems, both those that are directly related to Information Technology systems and other systems where computer controls exist. The Company has also considered the readiness of its key vendors and customers.

         The Company's only critical system is its Enterprise Resource Planning
         (ERP) system which encompases the Company's manufacturing, scheduling, purchasing, and accounting systems. The ERP system resides on an IBM advanced 36/AS 400. The advanced 36/AS400's operating system and the core ERP system will be converted to allow recognition of years beginning with a "20" using the 100 year fixed window methodology. This methodology converts all dates entered into the system in a prescribed manner that will allow the ERP system to consistently handle dates both before and after the turn of the century.

         The Company's in-house EDP department is developing and installing the fixed window subroutines that will be used in converting the ERP system to year 2000 compliance. Implementation of this process is proceeding through a pre-established schedule for each of the various modules of the ERP system. Initial remediation efforts focused on the manufacturing portions of the ERP system. Corrections have been completed and are presently in the testing phase. The final portions of the remediation effort will focus on the accounting portions of the ERP system. Remediation of these portions of the ERP system are scheduled to be completed by the end of the 2nd quarter of 1999. Once remediation of the entire ERP system has been completed, all daily transactions will be run on the converted system in a test environment that simulates processing in the year 2000. This final test process is scheduled to occur in the 3rd quarter of 1999.

         Due to the time required for the year 2000 project, non-essential enhancements to the company's computer systems have been delayed at times, however, the direct costs associated with the year 2000 project are expected to be less than $15,000.

         The Company has appointed an internal task force to review year 2000 compliance issues for all other areas where computer controls exist. This review includes all other information technology systems other than the ERP system and possible computer controlled processes in the Company's facilities, communications, manufacturing equipment, etc. At February 28, 1999, the task force had completed its inventory of all of the Company's systems. Furthermore, with the exception of the Company's phone and voice mail system, the task force has determined that all computer controlled systems have already been appropriately remediated for the year 2000. In conjunction with appropriate vendors, the company's phone and voice mail system will be assessed in the 2nd quarter of 1999. Once an assessment is completed, an appropriate remediation plan will be implemented.

         The Company has developed a questionnaire to assess its vendor's readiness to handle the year 2000 issue. These questionnaires were distributed to vendors in later portions of 1998 and in early 1999. The responses to these questionnaires are currently being reviewed. Special attention will be given to significant vendors and in these cases, we will supplement their answers with verbal discussions with appropriate management and information system professionals.

         Through discussions with appropriate parties, the Company is aware that its 8 largest wholesale and catalog customers are aware of the year 2000 issue and are currently determining how to convert their systems to handle the problem. Since the remainder of the Company's sales are to a wide variety of other furniture re-sellers, which change from year to year, there are no efforts currently underway to assess the status of these customers year 2000 readiness.

         The Company is developing contingency plans in case its ERP system, its other computer controlled systems, its vendors, or major customers prove not to be ready for the year 2000. With respect to the ERP system, the Company believes that it can operate with manual controls and systems for some period if all or portions of the ERP system were not fully operational. Depending on the extent of the deficiency, additional clerical personnel may have to be hired for a short period of time. The Company's senior management will evaluate the preparedness of its key vendors in the summer of 1999. Contingency plans for vendor supplied parts will include the purchase of additional inventory in the final month of 1999.

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

C.       SUMMARY OF OPERATIONS


         At $12,774,000, net sales for 1998 were 2% higher than in 1997. The increase in net sales reflects a general strengthening in the Company's office seating and utility businesses. The Company attributes its improved performance in the office seating business to the successful launch of several new seating products in late 1997 and early 1998. The Company's success in increasing utility product volume is the result of having sales management place more emphasis on the major catalog wholesalers who distribute these products. 1998's sales also increased as a result of having a full year of keyboard product sales. These increases were somewhat offset by weakening sales of the Company's industrial seating products due to the aging nature of these products design.

         Intake of new orders in 1998 was $13,127,000, an increase of 6% as compared to the Company's total order intake in 1997. At December 31, 1998, the Company's backlog was $978,000, an increase of $172,000 from the level at December 31, 1997. Substantially all of the Company's backlog is scheduled to ship within the first three months of 1999.

         The Company's gross margin in 1998 was $3,647,000, an increase of $313,000 as compared to 1997. As a percentage of net sales, gross margins in 1998 were 28.6% as compared to 26.7% during 1997. The increase in margins reflects (a) material cost reductions achieved as a result of a comprehensive engineering review of the Company's utility product line, and (b) reductions in product liability costs achieved by more active management of these matters, a strategy which has reduced settlements during the past few years.

         Selling expenses in 1998 increased $399,000 as compared to 1997. Approximately $295,000 of this increase relates to the ongoing introduction costs for the Company's new articulating keyboard product. A significant portion of the remaining change is an increase in volume rebates paid to catalog wholesalers as a result of increases in sales volume through this distribution channel.

         General and administrative expenses in 1998 increased by $127,000 as compared to 1997. This increase was due to additional engineering expenses incurred to initiate a separately staffed new product development function. The Company has enhanced its research and development efforts in order to expand its product offering and to shorten the new product development cycle. The Company has also doubled the headcount in the production engineering function. The increase in the production engineering staff allowed the Company to undertake cost reduction projects such as the utility product design review noted above.

         There was no significant change in interest expense in 1998 as compared to 1997. Non-operating expense was $27,000 lower in 1998 as compared to 1997. This was principally a result of the Company receiving a dividend in
                                       11

         1998 from its workers compensation insurance carrier as a result of lower than anticipated medical expenses arising from workplace accidents in 1995 and 1996.

         As a result of significant tax net operating loss carryforwards originating in the 1980s, the Company paid no income taxes for 1997 and expects to pay none for 1998. Deferred tax assets arising from these tax loss carryforwards and other temporary differences have not been recorded due to the uncertainty of future operating success.

         Overall, the Company's net income was $25,000 in 1998 as compared to $202,000 in 1997. The reduction is a result of the Company's investment in its new articulating keyboard product line. The introduction costs for this product have substantially exceeded its sales and gross margins. Net income from the Company's core seating and utility product lines increased by more than $125,000 (more than 50%) in 1998 as compared to1997.

FINANCIAL CONDITION AND LIQUIDITY

         At $1,114,000, the Company's December 31, 1998 accounts receivable balance increased by $124,000 as compared to the balance at December 31, 1997. The increase is due to several of the Company's significant catalog / utility product customers electing to lengthen their payment cycle to all of their smaller manufacturers. The Company is actively attempting to negotiate a return to the previous payment cycle but there can be no guarantee of success in these negotiations.

         The Company's December 31, 1998 inventory increased by $241,000 from the 1997 year-end balance. The increase was necessary to acquire inventory for the new seating and utility products that were introduced in 1998 and are planned to be introduced in the first quarter of 1999.

         Capital expenditures in 1998 included $204,000 for investments in factory tooling and office equipment for the Company's main Kansas City location. This amount was $17,000 more than depreciation, which aggregated $187,000 during the period.

         Principally as a result of the increases in inventory and accounts receivable in 1998, the Company's short-term notes payable increased by $360,000 during 1998.

         The Company's accounts payable decreased by $70,000 during 1998. The reduction was the result of the Company's continued efforts to concentrate its raw material purchases with a small number of key vendor partners and to strengthen its relationships with these primary material suppliers by taking cash discounts offered for early payments.

         The Company made payments of approximately $185,000 into the trust for the Company's Pension Plan during 1998. However, the pension plan liability only decreased by $87,000 because the liability increased due to other non-cash charges reflecting the ongoing pension cost consisting of interest accruals and the amortization of the unrecognized prior service cost and transition obligation. This amortization also results in the decrease in the pension plan asset from $212,000 at December 31, 1997 to $160,000 at December 31, 1998 and the $54,000 increase in the Minimum Pension Liability Adjustment to Accumulated Other Comprehensive Income.

         The Company continues to participate in a consolidated Rotherwood credit facility with Mercantile Bank (the Bank). At December 31, 1998, the credit facility provides Rotherwood, and its participating subsidiaries (including Cramer), with access to a $2,000,000 credit line with interest charged on outstanding borrowings at one-fourth of a percent less than the Bank's prime interest rate. Management believes that this is a lower interest rate than the rate that Cramer would pay if it tried to finance its working capital needs by itself. The Company may borrow up to the maximum amount of the credit line less any amounts already borrowed by the other participating Rotherwood companies. The consolidated credit facility matures in August 1999 and all borrowings are classified as current liabilities at December 31, 1998. The Company believes that it will be able to renew the credit facility when it expires.

         The combined credit facility is secured by the inventory, accounts receivable, and equipment of the participating Rotherwood subsidiaries. In addition, Rotherwood's founder has pledged publicly traded equity securities with a market value in excess of $2 million as additional collateral for the loan.

         Each participating Rotherwood subsidiary has guaranteed repayment of the total amount borrowed under the credit facility. Management believes that the reduction in interest rates and the access to a larger credit facility more than offset the risk of potential losses under the guarantee provisions of the credit facility in the event that another participating Rotherwood subsidiary would default under their portion of the credit line.

         There is a risk that Cramer will not have access to sufficient funds for its operations if another participating Rotherwood subsidiary borrowed more of the funds under the credit line than anticipated. However, the $2,000,000 credit line is in excess of the total aggregate prospective borrowing needs all of the participating Rotherwood subsidiaries over the next 12 months. Furthermore, Cramer management participates in regular assessments of the borrowing needs of all Rotherwood subsidiaries and believes it would be aware of anticipated credit shortages in time to arrange new or additional sources of capital. Therefore, the Company believes that the current consolidated credit line, coupled with anticipated cash flow from operations, will be sufficient to meet current operating requirements over the next 12 months.

         The Company's core seating and utility product business remains strong and management anticipates that the trend of increases in net sales, gross margins, and net income realized on this portion of the business in 1998 will accelerate in 1999 as the Company realizes the benefits of new product introductions, price increases instituted in mid 1998, and the marketing and distribution enhancements achieved in 1998 and planned for 1999. Profitability on individual orders should be further enhanced, as the increased production volume will allow lower allocation of fixed costs to individual orders.

         However, management believes that sales of the Company's new articulating keyboard product will remain slow until distribution of the product is established and technical enhancements are completed. As a result, 1999's introduction and sales costs for the product line are expected to exceed the gross margin generated from its sales, which will negatively effect the overall profitability of the Company. However, the loss in 1999 associated with the introduction of this new product line is anticipated to be lower than that realized during 1998. Management continues to believe that over an extended period the product line will be a successful addition to the Company's offering and will provide a net positive return on amounts invested.


ITEM 7.    FINANCIAL STATEMENTS

The following financial statements of Cramer, Inc., are included herewith:


                                                                           Page No.
                                                                           --------

Report of Independent Auditors                                               F-1

Balance Sheet - December 31, 1998                                            F-2

Statements of Income for the Years Ended
December 31, 1997 and 1998                                                   F-3

Statements of Stockholders' Equity for
the Years Ended December 31, 1997 and 1998                                   F-4

Statements of Cash Flows for the Years Ended
December 31, 1997 and 1998                                                   F-5

Notes to Financial Statements                                                F-6


                         REPORT OF INDEPENDENT AUDITORS



To the Board of Directors and Stockholders of Cramer, Inc.
Kansas City, Kansas

We have audited the accompanying balance sheet of Cramer, Inc. as of December 31, 1998 and the related statements of income, stockholders' equity and cash flows for each of the two years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1998, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.



/s/ Deloitte & Touche LLP

Deloitte & Touche LLP
Kansas City, Missouri
March 16, 1999

                                CRAMER, INC.                               F-2
                                  BALANCE SHEET
                    (Amounts in Thousands, Except Share Data)



ASSETS                                                             December 31, 1998
                                                                   -----------------
     Current Assets:
         Cash                                                           $    63
         Accounts receivable, net of allowance of $21                     1,114
         Inventories                                                      1,483
         Prepaid expenses                                                   230
                                                                        -------
                  Total Current Assets                                    2,890

     Property, Plant and Equipment, net                                     750

     Other Assets:
         Intangible pension asset                                           160
         Goodwill                                                           190
         Other noncurrent assets                                            189
                                                                        -------

                  Total Assets                                          $ 4,179
                                                                        =======

COMMITMENTS AND CONTINGENCIES (Note 9)

LIABILITIES AND STOCKHOLDERS' EQUITY
     Current Liabilities:
         Note payable                                                   $ 1,548
         Accounts payable                                                   429
         Accrued liabilities                                                600
                                                                        -------

                  Total Current Liabilities                               2,577

     Noncurrent Liabilities:
         Pension benefits payable                                           494
         Other                                                              238
                                                                        -------

                  Total Noncurrent Liabilities                              732

     Stockholders' Equity:
         Common stock, no par value; authorized, 6,000,000
              shares; issued and outstanding 4,051,400 shares             3,824
         Accumulated deficit                                             (2,687)
                                                                        -------
                                                                          1,137
         Accumulated Other Comprehensive Income                            (267)
                                                                        -------

                  Total Stockholders' Equity                                870
                                                                        -------

         Total Liabilities and Stockholders' Equity                     $ 4,179
                                                                        =======


The accompanying notes are an integral part of these financial statements.

                                CRAMER, INC.                               F-3
                              STATEMENTS OF INCOME
                  (Amounts in Thousands, Except Per Share Data)


                                                         Year Ended December 31,
                                                            1998         1997
                                                         --------      --------

Net Sales                                                $ 12,774      $ 12,491
Cost of Sales                                               9,127         9,157
                                                         --------      --------

                  Gross Profit                              3,647         3,334

Operating Expenses:
     Selling                                                2,307         1,908
     General and administration                             1,222         1,095
                                                         --------      --------

                  Total Operating Expenses                  3,529         3,003
                                                         --------      --------

                  Income from Operations                      118           331

Other Expense:
     Interest expense                                         (79)          (88)
     Other                                                    (14)          (41)
                                                         --------      --------

                  Income Before Income Taxes                   25           202

Income Taxes                                                    0             0
                                                         --------      --------

Net Income                                               $     25      $    202
                                                         ========      ========

Net Income Per Common Share - Basic and Diluted          $   0.01      $   0.05
                                                         ========      ========

Weighted Average Number of Common and
     Common Equivalent Shares Outstanding

         Basic                                              4,051         3,876
                                                         ========      ========
         Diluted                                            4,086         3,895
                                                         ========      ========


The accompanying notes are an integral part of these financial statements.

                                CRAMER, INC.                               F-4
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                             (Amounts in Thousands)

                                                                                                 Accumulated
                                                                                                    Other           Total
                                                    Number of        Common       Accumulated   Comprehensive   Stockholders'
                                                     Shares           Stock         Deficit          Income         Equity
                                                    ---------        -------     -----------    -------------   -------------
Balance at January 1, 1997                              3,841      $    3,508     $  (2,914)      $     (42)     $    552

Comprehensive Income
      Net Income                                                                        202                           202
      Adjustment to Additional Minimum
          Pension Liability                                                                            (171)         (171)
                                                                                                                  -------
      Total Comprehensive Income                                                                                       31
                                                                                                                  -------

Issuance of Common Stock in
     Connection with Asset Acquisition                    210             316                                         316
                                                    ---------------------------------------------------------------------

Balance at December 31, 1997                            4,051           3,824         (2,712)          (213)          899

Comprehensive Income
     Net Income                                                                           25                           25
     Adjustment to Additional Minimum
         Pension Liability                                                                              (54)          (54)
                                                                                                                  -------
     Total Comprehensive Income (Loss)                                                                                (29)
                                                    ---------------------------------------------------------------------

Balance at December 31, 1998                            4,051      $   3,824      $   (2,687)     $    (267)     $    870
                                                    =====================================================================


The accompanying notes are an integral part of these financial statements.

                                CRAMER, INC.                               F-5
                            STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)


                                                                                 Year Ended December 31,
                                                                                     1998       1997
                                                                                    -------    -------
Cash flows from operating activities:
     Net income                                                                     $    25    $   202
     Adjustments to reconcile net income to net cash
         provided by (used in) operating activities:
         Depreciation and amortization                                                  225        221
         Changes in operating assets and liabilities,
         net of effects from acquisition:
              Accounts receivable                                                      (124)        44
              Inventories                                                              (241)        62
              Prepaid expenses                                                           72        (18)
              Intangible pension asset                                                   52         32
              Accounts payable and accrued liabilities                                  (18)      (198)
              Noncurrent pension benefits payable                                      (140)      (142)
              Other noncurrent liabilities                                                4         75
                                                                                    -------    -------

              Net cash provided by (used in) operating activities                      (145)       278

Cash flows from investing activities:
     Capital expenditures, net of proceeds from sales of
     property, plant and equipment                                                     (204)      (161)
                                                                                    -------    -------

              Net cash used in investing activities                                    (204)      (161)

Cash flows from financing activities:
     Principal payments on notes payable                                             (4,701)    (4,289)
     Proceeds from issuance of notes payable                                          5,061      4,107
                                                                                    -------    -------

                  Net cash provided by (used in) financing activities                   360       (182)

Net increase (decrease) in cash                                                          11        (65)
Cash at beginning of year                                                                52        117
                                                                                    -------    -------

Cash at end of year                                                                 $    63    $    52
                                                                                    =======    =======

Supplemental disclosures of cash flow information:
     Cash paid during the year for:
         Interest                                                                   $    79    $    84
                                                                                    =======    =======
         Income tax                                                                 $     0    $     0
                                                                                    =======    =======

Non-cash transactions:
     Stock issued in acquisition of assets                                                     $   316
                                                                                               =======


The accompanying notes are an integral part of these financial statements.

                                CRAMER, INC.                               F-6
                          NOTES TO FINANCIAL STATEMENTS
                     Years ended December 31, 1998 and 1997



1.   SUMMARY OF ACCOUNTING POLICIES

     ORGANIZATION

     Cramer, Inc. ("Cramer" or "the Company") is a manufacturer of seating and utility products for office and industrial use. All operations are within this one segment. The Company sells its products throughout the United States. International sales are limited. The Company's principal customers are office furniture dealers (seating products) and wholesale catalog distributors (utility and seating products). Cramer is a 51% owned subsidiary of Rotherwood Corporation ("Rotherwood"), a Minneapolis, Minnesota based holding company.



     INVENTORIES

     Inventories are valued at the lower of cost (determined by the first-in, first-out method) or market. The closing inventory is comprised of raw material of $896,000, work in progress of $488,000, finished goods of $155,000 and reserves for obsolesence and shrinkage of $56,000.



     PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are carried at cost. Depreciation is provided for in amounts sufficient to charge the cost of depreciable assets to operations over their estimated service lives, principally on a straight-line basis.


                                                                                                Estimated
                                                                                                  Useful
                                                                                Cost               Life
                                                                           (In Thousands)       (In Years)
                                                                           -------------       ------------
              Land                                                         $          29           -----
              Buildings                                                              730          20 - 40
              Machinery and Equipment                                              3,748           3 - 10
              Furniture, Office Equipment and Automobiles                          1,311           5 - 10
                                                                           -------------
                                                                                   5,818
              Less Accumulated Depreciation                                        5,068
                                                                           -------------
              Net Property, Plant and Equipment                            $         750
                                                                           =============

     INCOME TAXES

     Income taxes have been provided using the liability method in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes.


     USE OF ESTIMATES

     The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.


     WARRANTIES

     Depending on the model, the Company warranties its products for periods up to 15 years. The Company's reserve for anticipated warranty costs of $118,000 is included in accrued liabilities. The warranty reserve is estimated based on durability testing, engineering studies, and actual costs incurred in prior years.


     EARNINGS PER SHARE

     Basic and Diluted Earnings Per Share is calculated in accordance with the provisions of SFAS No. 128, Earnings Per Share. Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Outstanding stock options issued by the Company represent the only dilutive effect on weighted average shares (see Note 4).


     NEW ACCOUNTING PRONOUNCEMENTS

     In 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income. This Statement established standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. This Statement did not impact the Company's financial position, results of operations or cash flows, and the effect was limited to the form and content of its financial statements.

     In 1998, the Company adopted SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits. This Statement requires changes to disclosures relating to pension and other postretirement benefit plans. The Statement supersedes the disclosure requirements in SFAS No. 87, Employers' Accounting for Pensions, SFAS No. 88, Employers' Accounting for Settlements and

     Curtailments of Defined Benefit Pension Plans and for Terminating Plans, and SFAS No. 106, Employers' Accounting for Postretirement Benefits Other than Pensions. This Statement did not impact the Company's financial position, results of operations or cash flows, and the effect was limited to the form and content of its disclosures for its defined benefit pension plan.

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for the Company for periods beginning in fiscal year 2000. The Company believes that the adoption of the provisions of SFAS No. 133 will not have a material effect on its financial statements, based on current activities.


2.   BENEFIT PLANS

     DEFINED BENEFIT PLAN

     The Company has a defined benefit pension plan covering all of its bargaining unit employees working as of September 30, 1988. Effective September 30, 1988, the plan was amended to freeze future benefit accruals. As a result of freezing the benefits, no further benefits accrue to plan participants. The amount of pension a participant will receive was frozen at $9.00 multiplied by the number of years of service from the later of the date of hire or January 1, 1942, through September 30, 1988. Effective September 30, 1988, new employees have not accrued benefits under the defined benefit plan. The Company's funding of the plan is equal to, or exceeds, the minimum contribution required by ERISA and totaled $184,500 and $216,900 in 1998 and 1997, respectively.

     Net pension costs included the following components (in thousands):


                                                                                   Year Ended December 31,
                                                                                 1998                  1997
                                                                            --------------        --------------

     Service cost - benefits earned during the period                       $            0        $            0
     Interest cost on projected benefit obligation                                      64                    86
     Expected return on plan assets                                                    (33)                  (28)
     Net amortization and deferral                                                      63                    56
                                                                            --------------        --------------

              Total pension costs                                           $           94        $          114
                                                                            ==============        ==============

Net regular periodic pension cost was calculated using the following assumptions:


                                                                                    Year Ended December 31,
                                                                                      1998           1997
                                                                                    --------       --------

              Weighted Average Discount Rate                                          6.50%          7.00%
              Expected Long-Term Rate of Return                                       8.00%          8.00%


     The plan's funded status as of December 31, 1998 is summarized below (in thousands):

              Actuarial present value of projected benefit obligation             $    927
              Plan assets at fair value                                                434
                                                                                  --------
              Projected benefit obligation in excess of plan assets                   (493)
              Remaining unrecognized net transition obligation                         148
              Unrecognized prior service cost                                           12
              Unrecognized net loss                                                    266
              Adjustment required to recognize minimum liability                      (427)
                                                                                  --------

              Net pension liability recognized                                    $   (494)
                                                                                  ========

     An intangible asset of $160,000 equal to the unrecognized prior service cost and transition obligation has been included in the balance sheet. The remaining additional minimum liability of $266,000 related to the unrecognized net loss has been recorded as a decrease in stockholders' equity at December 31, 1998. The fair value of plan assets changed from December, 31, 1997 to December 31, 1998 as follows (in thousands):


     Fair value of plan assets at December 31, 1997                             $    371
     Contributions                                                                   185
     Benefit payments                                                               (182)
     Investment return net of investment expenses                                     60
                                                                                --------

     Fair value of plan assets at December 31, 1998                             $    434
                                                                                ========

     The projected benefit obligation changed from December 31, 1997 to December 31, 1998 as follows: (in thousands):


     Projected benefit obligation at December 31, 1997                          $  (952)
     Pension costs                                                                  (94)
     Contributions                                                                  185
     Change in additional minimum liability                                         (54)
     Actuarial gains and losses                                                     (12)
                                                                                -------

     Projected benefit obligation at December 31, 1998                          $  (927)
                                                                                =======

     The change in the additional minimum pension liability has been included as a component of other comprehensive income.

     Plan assets are held by trust funds devoted to servicing pension benefits and are invested in a diversified portfolio of fixed income and equity securities.


     DEFINED CONTRIBUTION PLAN

     The Company sponsors a 401(k) plan covering substantially all employees. Participants may contribute from one percent (1%) to fifteen percent (15%) of compensation, subject to annual limitations. Company contributions are at the discretion of the Board of Directors. There were no Company contributions in 1998 or 1997.


3.   SHORT-TERM BORROWINGS

Rotherwood and certain of its subsidiaries, which includes the Company, participate in a combined credit facility with Mercantile Bank. The credit facility provides Rotherwood and its participating subsidiaries with access to a credit line of $2,000,000 with interest charged at a rate of one-fourth of a percent less than the Bank's prime rate (8.375% at December 31, 1998). The Company's share of these borrowings at December 31, 1998 was $1,548,000 which includes bank overdrafts that will be drawn on the line.

The combined credit facility, which matures in August 1999, is secured by the general intangibles, inventory, accounts receivable and equipment of all of the participating Rotherwood subsidiaries.

The Company, and each of the other Rotherwood subsidiaries, has guaranteed repayment of the total debt to Mercantile Bank. Rotherwood's founder has pledged publicly traded equity securities with a market value in excess of $2 million as additional collateral for the loan. Because of the minimal amounts historically borrowed by the other participating Rotherwood Subsidiaries, the Company's management believes that there is minimal risk associated with the guarantee provisions of the credit facility.


4.   STOCKHOLDERS' EQUITY

The Company has a stock option plan (the "Plan") which provides for the grant of incentive awards to directors, officers and other key employees. Under the Plan, stock options are granted at the fair market value of the Company's common stock at the date of the grant. In accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, no compensation expense is recognized for grants under the Plan. There were no stock option grants under this plan in 1997 or 1998.

During 1997, the Company repurchased and canceled a previously issued option for 20,000 shares. At December 31, 1998, the Plan had a total of 840,000 shares authorized for issuance. There were zero shares granted, outstanding, or vested under the Plan at December 31, 1998.

On December 8, 1997, the Board of Directors issued non-qualified stock options for a total of 50,000 shares of the Company's common stock to two of the Company's Directors (The "New Plan"). The options have an exercise price of $1.50 per share and have ten-year terms. The option price represented management's best estimate of the fair market value of the Company's stock at the date the options were issued.

Vested shares under the New Plan are exercisable in whole or in part from the vesting date. A total of 26,000 shares under these options were immediately vested and exercisable. The remaining 24,000 shares vest evenly over a 24 month period beginning December 1997.

During the first quarter of 1998, the option for 40,000 of the 50,000 shares was cancelled by the Company and reissued. The reissued option was for a total of 60,000 shares, 16,000 of which were immediately exercisable. The remaining shares vest at a rate of 1,500 shares a month. The option exercise price is $1.50 per share.

There were no shares exercised during 1997 or 1998 under these plans.

The following table summarizes information about stock options outstanding at December 31, 1998:


       Options Outstanding                                                     Options Exercisable
       -------------------                                                     -------------------
   Number         Remaining             Exercise                    Number          Remaining          Exercise
Outstanding    Contractual Life           Price                  Outstanding     Contractual Life       Price
-----------    ----------------           -----                  -----------     ----------------       -----
70,000            8.9 years              $1.50                     45,500             8.9 years         $1.50

The Company applies APB Opinion No. 25 in accounting for the New Plan. Accordingly, no compensation cost was recognized. Had compensation cost for the Company's new stock option plan been determined based on the fair value at the grant date consistent with SFAS No.123, Accounting for Stock Based Compensation, the Company's net income and income per common share would have been reduced to the pro forma amounts indicated below:


                                                 For the Years ended
                                                      December 31,
                                                    1998       1997
                                                    ----       ----
Net Income (in thousands)
As reported                                         $25        $202
Pro forma                                            12         184

Net Income Per Common Share (basic and diluted)
As reported                                        $.01        $.05
Pro forma                                          $.00        $.05

The fair value of options at date of grant was estimated using the Black-Scholes valuation model with the following assumptions:

Expected Life (years)                               10
Risk Free Interest Rate                             6%
Expected Dividend Yield                             0%

No volatility assumption was made due to the lack of historical stock transactions which would support the existence of volatility. The estimated fair value of options vested during 1997 and 1998 was $0.67 per share.


5. INTANGIBLE ASSETS

Intangible assets consist of the following at December 31, 1998:


                                                              Accumulated                      Amortization period
                                                    Cost      Amortization          Net             in Years
                                                    ----      ------------          ---             --------

Goodwill                                            $205          $15               $190               10
                                                    ====          ===               ====

Other noncurrent assets

     Customer lists                                 $150          $16               $134               10
     Patents                                          50            5                 45               10
     Non compete agreement                            28           18                 10                3
                                                    ----          ---               ----

                                                    $228          $39               $189
                                                    ====          ===               ====

6.   INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 1998 are as follows (in thousands):

              Deferred tax assets:
                  Net operating loss carryforwards                       $           3,419
                  Tax credit carryforwards                                             317
                  Pension costs                                                        187
                  Product liability accrual                                             92
                  Accrued compensation and vacations                                    47
                  Warranty accrual                                                      46
                  Inventories                                                           30
                  Other - net                                                           33
                                                                         -----------------

              Total deferred tax assets                                              4,171
              Deferred tax liabilities                                                   0
                                                                         -----------------
                  Net deferred tax asset                                             4,171
              Valuation allowance                                                   (4,171)
                                                                         -----------------
                                                                         $               0
                                                                         =================

     A reconciliation of the income tax provision to the amounts computed at the federal statutory rate is as follows (in thousands):


                                                                                  Year Ended December 31,
                                                                                1998                  1997
                                                                         -----------------     -----------------

     Tax provision at statutory rate                                     $               8     $              69
     State income taxes, net of federal taxes                                            1                    10
     Changes in valuation reserve related to
         utilization of net operating loss carryforward                                 (4)                  (75)
     Other                                                                              (5)                   (4)
                                                                         -----------------     ------------------
                                                                         $               0     $               0
                                                                         =================     =================


At December 31, 1998, the Company has available the following net operating loss and credit carryforwards to reduce future income taxes. These amounts are subject to applicable limitations. (Amounts in thousands.)

                                                                             Amount               Expiration
                                                                            Available                Dates
                                                                          -----------             ----------
              Net operating losses                                       $      8,775            2001 - 2009
              Targeted jobs tax credit                                   $        261            1999 - 2001
              Investment tax credit                                      $         56            1999 - 2000
              Contributions                                              $          4            1997 - 1999


7.   FINANCIAL INSTRUMENTS

The Company grants credit to customers who meet the Company's pre-established credit requirements. Credit losses are provided for in the Company's financial statements based on factors surrounding the credit risk of specific customers, historical trends and other information and have consistently been within management's expectations.

The Company's concentrations of credit risk with respect to trade receivables arising from the sale to office furniture dealers are minor due to the large number of entities comprising the Company's customer base. However, as of December 31, 1998, the Company had approximately $194,000 of receivables from eight companies, all of whom are wholesale catalogers of office or industrial products and who are the principal purchasers of the Company's utility products.

At December 31, 1998, the carrying value of the Company's cash, accounts receivable, and accounts payable approximate fair value. Based on borrowing rates currently available to the Company for bank loans with similar terms and collateral, the fair value of the Company's short-term notes payable approximates its carrying value.

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


10.  RELATED PARTY TRANSACTIONS

Rotherwood, the Company's majority owner, provides management services to the Company. Certain employees of the Company provide management service to other subsidiaries of Rotherwood. In 1998 and 1997, the net cost to the Company for these services was approximately $90,000 and $32,000, respectively.

11.  ACQUISITION OF ASSETS

On October 31, 1997, the Company entered into an Asset Purchase Agreement with Floating Arms, Inc., the developer of a split articulating keyboard capable of being mounted on the arms of a chair.

Under the agreement, the Company acquired substantially all of the assets of Floating Arms, Inc. in exchange for total payments of $551,000. Approximately $235,000 of the purchase represented the assumption of Floating Arms, Inc.'s liabilities and the remaining $316,000 is the negotiated value of 210,750 shares of the Company's common stock issued as part of the transaction ($1.50 per share).

This acquisition was accounted for as a purchase and, accordingly, the purchase price was allocated to the fair value of net assets acquired as follows:


         Prepaid expenses                                            $  18,000
         Property and equipment                                        135,000
         Other noncurrent intangible assets:
                  Customer lists                                       150,000
                  Patents                                               50,000
                  Goodwill                                             198,000

The cost of the intangible assets purchased in this transaction will be amortized to expense on a straight-line basis over a 10-year period. The Company's 1997 financial statements reflect the results of operations of the acquired assets subsequent to the date of transaction.

The Asset Purchase Agreement also obligates the Company to pay a 7% royalty to Floating Arms, Inc. on Cramer sales of split mounted keyboard products that exceed $2,500,000 in the three year period subsequent to the acquisition. These royalty payments are capped at a maximum of $3,000,000. No provision has been made at December 31, 1998 for any royalties that may become payable under this portion of the purchase agreement, as the achievement of this level of sales during the three year period in question is uncertain.

Listed below is supplemental pro forma information concerning what the Company's results of operations would have been assuming the acquisition had occurred at the beginning of the period shown (unaudited):

Amounts are in thousands except per share information.

For the year ended December 31, 1997:

Revenue                                                           $12,547
Income before Extraordinary Items                                 $     4
Net Income                                                        $     4
Basic and Diluted Net Income per Common Share                     Less than $0.01 per share

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT - This information will be included in the Company's 1999 Proxy Statement pursuant to
         Section 14A of the Securities Exchange Act and is incorporated by reference herein.

ITEM 10. EXECUTIVE COMPESATION - This information will be included in the Company's 1999 Proxy Statement pursuant to Section 14A of the Securities Exchange Act and is incorporated by reference herein.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT - This information will be included in the Company's 1999 Proxy Statement pursuant to Section 14A of the Securities Exchange Act and is incorporated by reference herein.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - This information will be included in the Company's 1999 Proxy Statement pursuant to Section 14A of the Securities Exchange Act and is incorporated by reference herein.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

Number
------

2.1 Floating Arms Asset Purchase Agreement dated October 31, 1997 (previously filed)
10.1 1989 Incentive Stock Option Plan (previously filed)
10.2 1996 Loan Documents - Mark Twain Bank (previously filed)
23   Consent of Deloitte & Touche LLP


There were no current reports filed on Form 8-K by the Company during 1998.

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, as duly authorized.

                                  CRAMER, INC.



3/25/99                            /s/ James R. Zicarelli
                                   -------------------------------------
                                   James R. Zicarelli
                                   CEO
                                   (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.



3/25/99                         /s/ James R. Zicarelli
-------                         -------------------------------------
                                James R. Zicarelli
                                Director



3/25/99                         /s/ David E. Crandall
-------                         -------------------------------------
                                David E. Crandall
                                Director



3/25/99                         /s/ James E. Workman
-------                         -------------------------------------
                                James E. Workman
                                Director



3/25/99                         /s/ Mark L. de Naray
-------                         -------------------------------------
                                Mark L. de Naray
                                Director

3/25/99                         /s/ Robert J. Kovach
-------                         -------------------------------------
                                Robert J. Kovach
                                President & Chief Operating Officer



3/25/99                         /s/ Gary A. Rubin
-------                         -------------------------------------
                                Gary A. Rubin
                                Vice President, Finance
                                (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX


Number
------

2.1 Floating Arms Asset Purchase Agreement dated October 31, 1997 (previously filed)
10.1 1989 Incentive Stock Option Plan (previously filed)
10.2 1996 Loan Documents - Mark Twain Bank (previously filed)
23   Consent of Deloitte & Touche LLP