Form 10QSB
period 1999-04-04
CRAMER INC
filed 1999-05-14
CIK 319497

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              450 Fifth Street, NW
                             Washington, D.C. 20549

                                   FORM 10-QSB



(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                    For the quarterly period ended April 4, 1999

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,051,400 shares of common stock, no par value as of May 7, 1999.

                          PART I. FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS

                                  CRAMER, INC.
                                  BALANCE SHEET
                                    UNAUDITED
                    (Amounts in Thousands, Except Share Data)

              ASSETS                                                               4/4/99           12/31/98
                                                                                   ------           --------
CURRENT ASSETS:
     Cash                                                                          $    40           $    63
     Accounts receivable, net of allowance of $21                                    1,408             1,114
     Inventories                                                                     1,403             1,483
     Prepaid expenses                                                                  325               230
                                                                                   -------           -------
              Total current assets                                                   3,176             2,890

PROPERTY, PLANT AND EQUIPMENT:
     At cost                                                                         5,933             5,818
     Accumulated depreciation                                                        5,118             5,068
                                                                                   -------           -------
                                                                                       815               750
OTHER ASSETS:
     Intangible pension asset                                                          160               160
     Goodwill                                                                          185               190
     Other non current assets                                                          182               189
                                                                                   -------           -------

              Total Assets                                                         $ 4,518           $ 4,179
                                                                                   =======           =======

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Note payable                                                                  $ 1,731           $ 1,548
     Accounts payable                                                                  541               429
     Accrued liabilities                                                               658               600
                                                                                   -------           -------
              Total current liabilities                                              2,930             2,577

NONCURRENT LIABILITIES:
     Pension benefits payable                                                          480               494
     Other                                                                             238               238
                                                                                   -------           -------
              Total noncurrent liabilities                                             718               732

STOCKHOLDERS' EQUITY:
     Common stock, no par value; authorized, 6,000,000 shares; issued and outstanding 4,051,400 shares at April 4, 1999,
         and December 31, 1998                                                       3,824             3,824
     Accumulated deficit                                                            (2,687)           (2,687)
                                                                                   -------           -------
                                                                                     1,137             1,137
     Minimum pension liability adjustment                                             (267)             (267)
                                                                                   -------           -------
              Net stockholders' equity                                                 870               870
                                                                                   -------           -------

              Total Liabilities and Stockholders' Equity                           $ 4,518           $ 4,179
                                                                                   =======           =======


                                  CRAMER, INC.
                              STATEMENTS OF INCOME
                                    UNAUDITED
                  (Amounts in Thousands, Except Per Share Data)



                                                                      QUARTER ENDED
                                                              4/4/99                4/5/98
                                                            -----------           -----------
NET SALES                                                   $     3,201           $     3,180
COST OF SALES                                                     2,286                 2,339
                                                            -----------           -----------
              Gross profit                                          915                   841

OPERATING EXPENSES:

     Selling expenses                                               584                   576
     General and administrative                                     298                   269
                                                            -----------           -----------
              Total operating expenses                              882                   845
                                                            -----------           -----------

              Income (loss) from operations                          33                    (4)

OTHER EXPENSE:
     Interest expense, net                                          (25)                  (25)
     Other, net                                                      (8)                   26
                                                             ----------            ----------
              Total other expense                                   (33)                    1
                                                             ----------            ----------

INCOME (LOSS) BEFORE INCOME TAXES                                     0                    (3)
INCOME TAX EXPENSE (BENEFIT)                                          0                     0
                                                             ----------            ----------

NET INCOME (LOSS)                                           $        (0)          $        (3)
                                                             ==========            ==========



     Net income (loss) per share based on weighted
         average number of common equivalent
         shares outstanding - basic and diluted             $      0.00           $      0.00

     Weighted Average Common Equivalent
         Shares Outstanding:  Basic                           4,051,400             4,051,400
                              Diluted                         4,051,400             4,051,400

There is no difference between Net Income and Total Comprehensive Income for the quarters ending April 4, 1999 and April 5, 1998.


These interim financial statements include all adjustments required for them to be comparable to the annual financial statements issued on Form 10KSB.

                                  CRAMER, INC.
                            STATEMENTS OF CASH FLOWS
                                    UNAUDITED
                             (Amounts in Thousands)


                                                                                         QUARTER ENDED
                                                                                    4/4/99            4/5/98
                                                                                   -------           -------
Cash flows from operating activities:
     Net income (loss)                                                             $     0           $    (3)
     Adjustments to reconcile net income to net cash
         provided by (used in) operating activities:
         Depreciation and amortization                                                  49                40
         Changes in operating assets and liabilities:
              Accounts receivable                                                     (294)               11
              Inventories                                                               80               (46)
         Prepaid expenses                                                              (95)               30
              Other assets                                                              12                 0
              Accounts payable and accrued expenses                                    171               127
              Other noncurrent liabilities                                             (14)               15
                                                                                   -------           -------

                      Net cash provided by (used in) operating activities              (91)              174
                                                                                   -------           -------

Cash flows from investing activities:
     Capital expenditures                                                             (115)              (20)


Cash flows from financing activities:
     Principal payments on notes payable                                            (1,008)           (1,003)
     Proceeds from issuance of notes payable                                         1,191               830
                                                                                   -------           -------

                      Net cash provided by (used in) financing activities              183              (173)
                                                                                   -------           -------

Net decrease in cash                                                                   (23)              (19)
Cash at beginning of year                                                               63                52
                                                                                   -------           -------

Cash at end of quarter                                                             $    40           $    33
                                                                                   =======           =======

Supplemental disclosures:
     Cash paid during the period for:
         Interest                                                                  $    25           $    25
                                                                                   =======           =======
         Income tax                                                                $     0           $     0
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

B.       POSSIBLE EFFECT OF THE YEAR 2000

         As with many other companies, Cramer may be impacted by the "year 2000 problem". The "year 2000 problem" arose because many existing computer programs use only the last two digits to refer to a year. Therefore, these computer programs do not properly recognize a year that begins with "20" instead of the familiar "19". If not corrected, many computer applications could fail or create erroneous results.

         In developing a response to the year 2000 issue, the Company has considered all of its computer systems, both those that are directly related to information technology systems and other systems where computer controls exist. The Company has also considered the readiness of its key vendors and customers.

         The Company's only critical system is its Enterprise Resource Planning
         (ERP) system that encompasses the Company's manufacturing, scheduling, purchasing, and accounting systems. The ERP system resides on an IBM advanced 36/AS 400. The advanced 36/AS400's operating system and the core ERP system will be converted to allow recognition of years beginning with a "20" using the 100 year fixed window methodology. This methodology converts all dates entered into the system in a prescribed manner that will allow the ERP system to consistently handle dates both before and after the turn of the century.

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

         The Company has appointed an internal task force to review year 2000 compliance issues for all other areas where computer controls exist. This review includes all other information technology systems other than the ERP system and possible computer controlled processes in the Company's facilities, communications, manufacturing equipment, etc. At April 26, 1999, the task force had completed its inventory of all of the Company's systems. Furthermore, with the exception of the Company's phone and voice mail system, the task force has determined that all computer controlled systems have already been appropriately remediated for the year 2000. In conjunction with appropriate vendors, the company's phone and voice mail system will be assessed in the 2nd or 3rd quarter of 1999. Once an assessment is completed, an appropriate remediation plan will be implemented.

         The Company has developed a questionnaire to assess its vendors' readiness to handle the year 2000 issue. These questionnaires were distributed to vendors in later portions of 1998 and in early 1999. The responses to these questionnaires are currently being reviewed. Special attention will be given to significant vendors and in these cases, we will supplement their answers with verbal discussions with appropriate management and information system professionals.

         Through discussions with appropriate parties, the Company is aware that its 8 largest wholesale and catalog customers are aware of the year 2000 issue and are currently determining how to convert their systems to handle the problem. Since the remainder of the Company's sales are to a wide variety of other furniture re-sellers, which change from year to year, there are no efforts currently underway to assess the status of these customers' year 2000 readiness.

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

         There can be no assurance that year 2000 remediation by the Company or third parties will be properly and timely completed and failure to do so could have a material adverse effect on the Company's financial condition. The Company can not predict the actual effects to it of the year 2000 issue, which depends on numerous uncertainties such as (1) whether major third parties address this issue properly and timely and
         (2) whether broad-based or systemic economic failures may occur. The Company is currently unaware of any events, trends, or condition regarding this issue that may have a material effect on the Company's results of operations, liquidity, or financial position.

C.       SUMMARY OF OPERATIONS

         At $3,201,000, net sales in the first quarter of 1999 were virtually the same as in the first quarter of 1998. While sales were unchanged, the Company's gross margin in the first quarter of 1999 increased by $74,000 from the level in the same period last year. As a percentage of net sales, gross margins in the first quarter of 1999 were 28.6% as compared to 26.4% in the first quarter of 1998. The improvement in margins reflects (a) reduced labor costs achieved through reductions in indirect and clerical personnel, (b) lower workers compensations costs due to the Company's continued success in managing employee safety, and
         (c) lower expenses for anticipated product liability defense costs due to the Company's success in reducing settlements during the past few years.

         The Company's backlog of unfilled orders at the end of the quarter was $891,000. Substantially all of the Company's quarter-end backlog is scheduled to ship in the next 3 months.

         Selling, and general and administrative expenses during the first quarter of 1999 increased by $37,000 as compared to the same period in 1998. The increase consists primarily of additional salaries associated with an expansion of personnel in the Company's sales and engineering departments. The Company has increased the number of internal sales representatives in order to more actively manage its key catalog customers. These individuals will also develop market driven sales literature, which will better support the Company's commissioned sales representatives. The Company has increased engineering personnel in order to enhance its research and development efforts so that it can expand its product offering while shortening the new product development cycle.

         Primarily as a result of the increase in gross margins, the Company had a positive $33,000 in operating income during the first quarter of 1999. This is an increase of $37,000 as compared to the $4,000 operating loss suffered during the first quarter of 1998.

         Other, non-operating income (expense) changed from a net income of $26,000 in the first quarter of 1998 to a net expense of $8,000 in the first quarter of 1999. In 1998 the Company received a $18,000 refund of workers compensation insurance premiums paid in 1996. The premium refund was due to the Company's ability to reduce workers compensation costs as compared to 1995 and prior years. No such refund was received in the first quarter of 1999, however, as noted above, workers compensation insurance premiums paid in 1999 are at a substantially lower rate than in 1988.

         While the Company's operating income in the first quarter of 1999 was significantly improved over the same period in the prior year, as a result of the decrease in other non-operating income, the Company broke even in the first quarter of 1999. This is a slight improvement from the $3,000 net loss experienced in the same period in the prior year.

         While overall, the Company broke even in the first quarter of 1999, management notes that the Company's core seating and utility product business remains profitable. Management believes that the improvements in gross margins on these products, which were realized in the first quarter of 1999, will continue throughout the remainder of the year. However, sales of the Company's new articulating keyboard product continue to be slow and the sales, marketing and introductory costs for the product line continue to exceed the gross margin generated from its sales. This situation is anticipated to continue throughout the remainder of the current year as distribution of the product is established and as technical enhancements are completed. However, in the long run the Company believes that the product line will be a successful addition to the Company's product offering providing a net positive return on amounts invested.

D.       FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         The Company's trade accounts receivable increased by $294,000 from December 31, 1998 to April 4, 1999. The increase is due to the timing of sales in the final weeks of the respective periods. Weekly sales in the final 4 weeks of 1998 averaged $251,000. Weekly sales in the final 4 weeks of the first quarter of 1999 averaged $305,000; an increase if approximately 22%.

         Inventories decreased by $80,000 during the first quarter of 1999. The difference represents normal fluctuations in the Company's inventory balances.

         Capital expenditures aggregated $115,000 during the first quarter of 1999 and consisted primarily of replacements to tooling maintained at vendors used in manufacturing the Company's existing utility products. Most of the new tooling expenditures will allow reductions in existing product costs or will eliminate anticipated product cost increases.

         The Company's accounts payable increased by $112,000 from the December 31, 1998 balance. The increase is a result of increased purchases of raw materials to support the increased business activity in the final weeks of the first quarter of 1999.

         The Company's notes payable increased by $183,000 during the first quarter of 1999. The increase is principally due to the timing of sales that was described above and the expenditures for new tooling. The Company continues to participate in a consolidated cash management and credit facility with its parent, Rotherwood. (See discussion in Note 3 to the Financial Statements in the Company's 1998 Form 10KSB.) Management believes that the Company's access to this facility, along with existing cash balances and cash generated from future operations, will be adequate to meet future operating requirements and liquidity needs.

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



                                                   CRAMER, INC.
                                                   (Registrant)



Date: 5-11-99                                      /s/ Gary A. Rubin
     ---------------------                         ---------------------------
                                                   Gary A. Rubin
                                                   Vice President, Finance & CFO