Form 10QSB
period 1999-07-04
CRAMER INC
filed 1999-08-13
CIK 319497

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              450 Fifth Street, NW
                             Washington, D.C. 20549

                                   FORM 10-QSB



(Mark One)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                                     For the quarterly period ended July 4, 1999

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
     EXCHANGE ACT

                         For the transition period from            to
                                                        ----------    ----------

                                                  Commission file number 2-69336



                                  CRAMER, INC.

A Kansas Corporation                             IRS Employment I.D. #48-0638707
625 Adams Street
Kansas City, Kansas  66105                          Telephone No. (913) 621-6700

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,051,400 shares of common stock, no par value, as of August 4, 1999.

                          PART I. FINANCIAL INFORMATION



ITEM 1.   FINANCIAL STATEMENTS

                                  CRAMER, INC.
                                  BALANCE SHEET
                                    UNAUDITED
                    (Amounts in Thousands, Except Share Data)

                                                                            7/4/99    12/31/98
                                                                           -------   --------
ASSETS
CURRENT ASSETS:
     Cash                                                                   $    68    $    63
     Accounts receivable, net of allowance of $21                             1,474      1,114
     Inventories                                                              1,364      1,483
     Prepaid expenses                                                           395        230
                                                                            -------    -------
              Total current assets                                            3,301      2,890

PROPERTY, PLANT AND EQUIPMENT
     At cost                                                                  5,964      5,818
     Accumulated depreciation                                                 5,170      5,068
                                                                            -------    -------
                                                                                794        750
OTHER ASSETS:
     Intangible pension asset                                                   160        160
     Goodwill                                                                   180        190
     Other non current assets                                                   175        189
                                                                            -------    -------

              Total Assets                                                  $ 4,610    $ 4,179
                                                                            =======    =======

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Note payable                                                           $ 1,998    $ 1,548
     Accounts payable                                                           589        429
     Accrued liabilities                                                        619        600
                                                                            -------    -------
              Total current liabilities                                       3,206      2,577

NON-CURRENT LIABILITIES:
     Pension benefits payable                                                   460        494
     Other                                                                      216        238
                                                                            -------    -------
              Total non-current liabilities                                     676        732

STOCKHOLDERS' EQUITY:
     Common stock, no par value; authorized, 6,000,000 shares; issued and outstanding 4,051,400 shares at July 4, 1999,
         and December 31, 1998                                                3,824      3,824
     Accumulated deficit                                                     (2,829)    (2,687)
                                                                            -------    -------
                                                                                995      1,137
     Minimum pension liability adjustment                                      (267)      (267)
                                                                            -------    -------
              Net stockholders' equity                                          728        870
                                                                            -------    -------

              Total Liabilities and Stockholders' Equity                    $ 4,610    $ 4,179
                                                                            =======    =======

                                  CRAMER, INC.
                              STATEMENTS OF INCOME
                                    UNAUDITED
                  (Amounts in Thousands, Except Per Share Data)



                                                            QUARTER ENDED               SIX MONTHS ENDED
                                                        7/4/99         7/5/98        7/4/99          7/5/98
                                                     -----------    -----------    -----------    -----------
NET SALES                                            $     3,293    $     3,279    $     6,494    $     6,456
COST OF SALES                                              2,347          2,277          4,633          4,616
                                                     -----------    -----------    -----------    -----------
              Gross profit                                   946            999          1,861          1,840

OPERATING EXPENSES:
     Selling expenses                                        718            608          1,302          1,184
     General and administrative                              338            319            636            588
                                                     -----------    -----------    -----------    -----------
              Total operating expenses                     1,056            927          1,938          1,772
                                                     -----------    -----------    -----------    -----------

              Income (loss) from operations                 (110)            72            (77)            68

OTHER INCOME (EXPENSE):
     Interest expense, net                                   (30)           (22)           (55)           (47)
     Other, net                                               (2)           (31)           (10)            (5)
                                                     -----------    -----------    -----------    -----------
              Total other income (expense)                   (32)           (53)           (65)           (52)
                                                     -----------    -----------    -----------    -----------

INCOME (LOSS) BEFORE INCOME TAXES                           (142)            19           (142)            16
INCOME TAX EXPENSE (BENEFIT)                                   0              0              0              0
                                                     -----------    -----------    -----------    -----------

NET INCOME (LOSS)                                    $      (142)   $        19    $      (142)   $        16
                                                     ===========    ===========    ===========    ===========
     Net income (loss) per share based on weighted
         average number of common equivalent
         shares outstanding                          $     (0.04)   $      0.01          (0.04)   $      0.01

     Weighted Average Common Equivalent
         Shares Outstanding     Basic                  4,051,400      4,051,400      4,051,400      4,051,400
                              Diluted                  4,051,400      4,051 400      4,051,400      4,051,400


There is no difference between Net Income and Total Comprehensive Income (Loss) for the quarter or six-month periods ending July 4, 1999 and July 5, 1998.

These interim financial statements contain all adjustments required for them to be comparable to the annual financial statements issued on Form 10KSB.

                                  CRAMER, INC.
                            STATEMENTS OF CASH FLOWS
                                    UNAUDITED
                             (Amounts in Thousands)


                                                                             Six Months Ended
                                                                             7/4/99   7/5/98
                                                                             ------   ------
Cash flows from operating activities:
Net income (loss)                                                           $  (142)   $    16
Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
     Depreciation and amortization                                              126         96
     Changes in operating assets and liabilities:
         Accounts receivable                                                   (360)      (280)
         Inventories                                                            119        (18)
         Prepaid expenses                                                      (165)        39
         Accounts payable and accrued expenses                                  179        193
         Other non-current liabilities                                          (56)       (22)
                                                                            -------    -------

                      Net cash provided by (used by) operating activities      (299)        24
                                                                            -------    -------

Cash flows from investing activities:
     Capital expenditures                                                      (146)       (54)
                                                                            -------    -------

Cash flows from financing activities:
     Principal payments on notes payable and long-term debt                  (2,306)    (1,834)
     Proceeds from issuance of notes payable and long-term debt               2,756      1,838
                                                                            -------    -------

                      Net cash provided by financing activities                 450          4
                                                                            -------    -------

Net increase (decrease) in cash                                                   5        (26)
Cash at beginning of year                                                        63         52
                                                                            -------    -------

Cash at end of quarter                                                      $    68    $    26
                                                                            =======    =======

Supplemental disclosures:
     Cash paid during the period for:
         Interest                                                           $    55    $    47
                                                                            =======    =======
         Income tax                                                         $     0    $     0
                                                                            =======    =======

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS

A.        FORWARD LOOKING STATEMENTS

          Except for the historical information contained herein, this report on Form 10-QSB contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from the forward looking statements. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, Cramer, Inc. reminds readers that there are many important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements of the Company made by, or on behalf of, the Company. When used in this Form 10-QSB and in other filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer, words or phrases such as "will likely result", "expects", "are expected to", "will continue", "is anticipated", "estimate", "project" or similar expressions are intended to identify forward-looking statements. The Company wishes to caution readers not to place undue reliance on such forward-looking statements.

          There are a number of reasons why investors should not place undue reliance on forward-looking statements. Among the risks and uncertainties that could cause the Company's actual results for future periods to differ materially from any forward-looking statements made are the following:

               - Fluctuations or reductions in product demand and market acceptance
               -    The level of product development by the Company
               -    Capacity and supply constraints or difficulties
               -    The results of financing efforts
               -    The effect of new laws and regulations
               -    Unexpected additional expenses or operating losses
               -    Competition
               -    The Company's reliance on certain vendors for key
                    components.
               -    The possible effect of the year 2000 on computer systems
               - The potential inability of the Company's keyboard line to generate sufficient sales to cover sales, marketing and introduction costs
               -


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

          The Company's in-house EDP department has developed and installed fixed window subroutines that will convert the ERP system to year 2000 compliance. Implementation of this process is proceeding through a pre-established schedule for each of the various modules of the ERP system. All modules in the ERP system have been remediated and users are currently testing the revised system in a test environment that simulates processing in the year 2000. The Company anticipates converting to the revised system during the 3rd quarter of 1999.

          Due to the time required for the year 2000 project, non-essential enhancements to the company's computer systems have been delayed at times, however, the direct costs associated with the year 2000 project are expected to be less than $15,000.

          The Company has appointed an internal task force to review year 2000 compliance issues for all other areas where computer controls exist. This review includes all other information technology systems other than the ERP system and possible computer controlled processes in the Company's facilities, communications, manufacturing equipment, etc. At July 30, 1999, the task force had completed its inventory of all of the Company's systems. Furthermore, with the exception of the Company's voice mail system, the task force has determined that all computer controlled systems have already been appropriately remediated for the year 2000. In conjunction with appropriate vendors, the company's voice mail system is currently being assessed for year 2000 compliance. Once an assessment is completed, an appropriate remediation plan will be implemented.

          The Company has developed a questionnaire to assess its vendors' readiness to handle the year 2000 issue. These questionnaires were distributed to vendors in later portions of 1998 and in early 1999. The responses to these questionnaires have been reviewed and, as necessary, supplemented with verbal discussions with the vendor's management and information system professionals. Based on these procedures, the Company is unaware of any vendor that will not be year 2000 complaint by the end of 1999.

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

          The Company is developing contingency plans in case its ERP system, its other computer controlled systems, its vendors, or major customers prove not to be ready for the year 2000. With respect to the ERP system, the Company believes that it can operate with manual controls and systems for some period if all or portions of the ERP system were not fully operational. Depending on the extent of the deficiency, additional clerical personnel may have to be hired for a short period of time. The Company's senior management will review the results of the procedures performed in relation to the Company's key vendors during the 3rd quarter of 1999. Contingency plans for vendor supplied parts may include the purchase of additional inventory in the final month of 1999.

          There can be no assurance that year 2000 remediation by the Company or third parties will be properly completed or timely and failure to do so could have a material adverse effect on the Company's financial condition. The Company can not fully predict the actual effects of the year 2000 issue, which depends on numerous uncertainties such as (1) whether major third parties address this issue properly and timely and
          (2) whether broad-based or systemic economic failures may occur. The Company is currently unaware of any events, trends, or condition regarding this issue that may have a material effect on the Company's results of operations, liquidity, or financial position.

C.        SUMMARY OF OPERATIONS

          Order income for the first half of 1999 was $6,604,000. This is a reduction of approximately 4% as compared to the Company's order income in the first half of 1998. The reduction in order intake is consistent with the experience of the industry as a whole. For the first 5 months of 1999, the Business and Institutional Furniture Manufactures Association (BIFMA) reported that total industry sales were approximately 4% less in 1999 as compared to 1998.

          At $6,494,000, net sales for the first half of 1999 were $38,000 higher than for the same period in 1998. The Company was able to increase sales in 1999 as compared to 1998 despite lower order volumes by improving manufacturing and scheduling efficiency. This allowed new orders to be scheduled with a 3 week lead time instead of the previous 4 week lead time. Management believes the Company's shorter lead time provides better customer service and is a competitive advantage in certain bidding situations.

          The Company's backlog at the end of the first half of 1999 was $974,000. This amount is virtually unchanged from the total at the end of 1998. Substantially all of the Company's backlog is scheduled to ship within the next three months.

          As a percentage of net sales, gross margins in the first half of 1999 were

          28.7% as compared to 28.5% in the first half of 1998.

          Selling expenses in the first half of 1999 increased by $118,000 as compared to the first half of 1998. The increase consists primarily of additional salaries associated with an expansion of sales personnel. Personnel costs increased by $70,000 in the seating and utility division in order to more actively manage the Company's key catalog customers. These individuals will also manage specific markets areas which will provide better support for the Company's commissioned sales representatives. Personnel costs increased by $35,000 in the keyboard division to allow more timely contact and follow-up with the increasing number of customer leads being generated by the division's web page. In addition to the above personnel increases, the Company's 1999 cost for catalog placement fees have increased by $60,000 as compared to 1998 due to increases in the number of catalogs participating in and increases in the rates being charged by certain of the Company's larger volume customers. Partially offsetting the above increases is a $57,000 reduction in the cost of sales literature due to less emphasis being placed on this sales support mechanism.

          General and administrative costs in the first half of 1999 increased by $48,000 as compared to the total for the first half of 1998. Approximately half of the increase represents additional legal fees related to the defense of several product liability claims. The majority of the remaining increase is due to higher long distance costs resulting from the increase in the number of sales personnel calling customers.

          Interest expense in the first half of 1999 increased by $8,000 as compared to the first half of 1998. The increase is consistent with the increase in average borrowings discussed below.

          As a result of the increases in operating expenses, the Company experienced a loss before income taxes of $142,000 in the first half of 1999. This is a difference of $158,000 when compared to the net income before income taxes of $16,000 during the first half of 1998.

          While the Company had an overall loss for the first half of 1999, management notes that the Company's core seating and utility product business remains profitable. The gross margins on these products have improved in 1999 as compared to 1998, (see discussion in "Summary of Operations" in the Company's first quarter 1999 Form 10QSB) Management believes that the improvements in gross margins on these products will continue throughout the remainder of the year. Furthermore, the investments in new sales personnel for this division are anticipated to increase order intake and sales levels during the remainder of the year.


          Sales of the Company's new articulating keyboard product continue to be slow and the sales, marketing and introductory costs for the product line continue to exceed the gross margin generated from its sales. The resultant net loss from this product line was more than the net income provided by the Company's core seating and utility business. While keyboard sales levels are anticipated to increase in the 2nd half of the year, the product line will remain in a net loss position for the remainder of 1999.

          Management believes that for 1999 as a whole, the profits from the core seating and utility business will slightly exceed the losses associated with the introduction of the keyboard products. Management also believes that, in the long run, the keyboard product line will be a successful addition to the Company's product offering providing a net positive return on amounts invested.


D.        FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

          The Company's trade accounts receivable increased by $360,000 from December 31, 1998 to July 4, 1999. The increase is due to the timing of sales in the final weeks of the respective periods. Weekly sales in the final 4 weeks of 1998 averaged $251,000. Weekly sales in the final 4 weeks of the second quarter of 1999 averaged $276,000; an increase if approximately 10%.

          Inventories decreased by $119,000 during the first half of 1999. The difference represents normal fluctuations in the Company's inventory balances.

          Capital expenditures aggregated $146,000 during the first half of 1999 and consisted primarily of replacements to tooling maintained at vendors used in manufacturing the Company's existing utility products. Most of the new tooling expenditures will allow reductions in existing product costs or will eliminate anticipated product cost increases.

          The Company's accounts payable increased by $160,000 from the December 31, 1998 balance. The increase is a result of increased purchases of raw materials to support the increased business activity in the final weeks of the first half of 1999.

          During the first half of 1999 the Company reduced its long-term pension liability by $34,000 in accordance with established payment schedules.

          The Company's notes payable increased by $450,000 during the first half of 1999. The increase is principally due to the timing of sales that was described above, the company's operating losses for the period, and the expenditures for new tooling. The Company continues to participate in a consolidated cash management and credit facility with its parent, Rotherwood. (See discussion in Note 3 to the Financial Statements in the Company's 1998 Form 10KSB.) The note matures during the 3rd quarter of 1999. Based upon its preliminary discussions with its bank, management anticipates no difficulties in renewing and expanding this credit facility. Management also believes that the Company's access to this facility, along with existing cash balances and cash generated from future operations, will be adequate to meet future operating requirements and liquidity needs.

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

          None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          On April 15, 1999, the Company solicited proxies concerning the election of Directors at a meeting held on May 18, 1999.




ITEM 5.   OTHER INFORMATION

          None.



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          None.
                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    CRAMER, INC.
                                    (Registrant)



Date: August 13, 1999               /s/ Gary A. Rubin
     ------------------------       -----------------------------
                                    Gary A. Rubin
                                    Vice President, Finance & CFO