Form 10QSB
period 1999-10-03
CRAMER INC
filed 1999-11-12
CIK 319497

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              450 Fifth Street, NW
                             Washington, D.C. 20549

                                   FORM 10-QSB



(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                  For the quarterly period ended October 3, 1999

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

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,051,400 shares of common stock, no par value, as of November 1, 1999.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                  CRAMER, INC.
                                  BALANCE SHEET
                                    UNAUDITED
                    (Amounts in Thousands, Except Share Data)


              ASSETS                                                              10/3/99        12/31/98
                                                                                  -------        --------
CURRENT ASSETS:
     Cash                                                                         $    75        $    63
     Accounts receivable, net of allowance of $34 at October 3, 1999,
         and $21 at December 31, 1998                                               1,487          1,114
     Inventories                                                                    1,430          1,483
     Prepaid expenses                                                                 269            230
                                                                                  -------        -------
              Total current assets                                                  3,261          2,890

PROPERTY, PLANT AND EQUIPMENT
     At cost                                                                        6,027          5,818
     Accumulated depreciation                                                       5,224          5,068
                                                                                  -------        -------
                                                                                      803            750
OTHER ASSETS:
     Intangible pension asset                                                         160            160
     Goodwill                                                                         176            190
     Other non current assets                                                         167            189
                                                                                  -------        -------

              Total Assets                                                        $ 4,567        $ 4,179
                                                                                  =======        =======

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Note payable                                                                 $ 2,044        $ 1,548
     Accounts payable                                                                 674            429
     Accrued liabilities                                                              579            600
                                                                                  -------        -------
              Total current liabilities                                             3,297          2,577

NON-CURRENT LIABILITIES:
     Pension benefits payable                                                         442            494
     Other                                                                            217            238
                                                                                  -------        -------
              Total non-current liabilities                                           659            732

STOCKHOLDERS' EQUITY:
     Common stock, no par value; authorized, 6,000,000 shares; issued and outstanding 4,051,400 shares at October 3, 1999,
         and December 31, 1998                                                      3,824          3,824
     Accumulated deficit                                                           (2,946)        (2,687)
                                                                                  -------        -------
                                                                                      878          1,137
     Minimum pension liability adjustment                                            (267)          (267)
                                                                                  -------        -------
              Net stockholders' equity                                                611            870
                                                                                  -------        -------
              Total Liabilities and Stockholders' Equity                          $ 4,567        $ 4,179
                                                                                  =======        =======

                                  CRAMER, INC.
                              STATEMENTS OF INCOME
                                    UNAUDITED
                  (Amounts in Thousands, Except Per Share Data)


                                                                          QUARTER ENDED                   NINE MONTHS ENDED
                                                                    10/3/99           10/4/98          10/3/99        10/4/98
                                                                   ---------         ---------        ---------      ----------
NET SALES                                                          $   3,349         $    3,031       $    9,843     $    9,757
COST OF SALES                                                          2,389              2,397            7,022          7,013
                                                                   ---------         ----------       ----------     ----------
              Gross profit                                               960                904            2,821          2,744

OPERATING EXPENSES:
     Selling expenses                                                     644               596            1,946          1,780
     General and administrative                                           347               312              983            900
                                                                   ----------        ----------       ----------     ----------
              Total operating expenses                                    991               908            2,929          2,680
                                                                   ----------        ----------       ----------     ----------

              Income (loss) from operations                               (31)               (4)            (108)            64

OTHER EXPENSE:
     Interest expense, net                                                (33)              (16)             (88)           (63)
     Other, net                                                           (53)              (20)             (63)           (25)
                                                                   ----------        ----------       ----------     ----------
              Total other expense                                         (86)              (36)            (151)           (88)
                                                                   ----------        ----------       ----------     ----------

LOSS BEFORE INCOME TAXES                                                 (117)              (40)            (259)           (24)
INCOME TAX BENEFIT                                                          0                 0                0              0
                                                                   ----------        ----------       ----------     ----------

NET INCOME LOSS                                                    $     (117)       $      (40)      $     (259)    $      (24)
                                                                   ==========        ==========       ==========     ==========

     Net loss per share based on basic and diluted
          weighted average number of common
          equivalent shares outstanding                            $    (0.04)       $    (0.01)           (0.06)    $    (0.01)

     Weighted Average Common Equivalent
         Shares Outstanding      Basic                              4,051,400         4,051,400        4,051,400      4,051,400
                                 Diluted                            4,051,400         4,051 400        4,051,400      4,051,400

There is no difference between Net Loss and Total Comprehensive Loss for the quarter or nine-month periods ending October 3, 1999 and October 4, 1998.

These interim financial statements contain all adjustments required for them to be comparable to the annual financial statements issued on Form 10KSB.

                                  CRAMER, INC.
                            STATEMENTS OF CASH FLOWS
                                    UNAUDITED
                             (Amounts in Thousands)


                                                                                          Nine Months Ended
                                                                                         10/3/99      10/4/98
                                                                                         -------      -------
Cash flows from operating activities:
Net loss                                                                                 $  (259)     $   (24)
Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
     Depreciation and amortization                                                           192          174
     Changes in operating assets and liabilities:
         Accounts receivable                                                                (373)        (127)
         Inventories                                                                          53         (220)
         Prepaid expenses                                                                    (39)          79
         Accounts payable and accrued expenses                                               224          175
         Other non-current liabilities                                                       (73)         (34)
                                                                                         -------      -------

                      Net cash provided by (used by) operating activities                   (278)          23
                                                                                         -------      -------

Cash flows from investing activities:
     Capital expenditures                                                                   (209)        (117)
                                                                                         -------      -------

Cash flows from financing activities:
     Principal payments on notes payable                                                  (3,810)      (3,627)
     Proceeds from issuance of notes payable                                               4,306        3,702
                                                                                         -------      -------

                      Net cash provided by financing activities                              496           75
                                                                                         -------      -------

Net increase (decrease) in cash                                                               12          (19)
Cash at beginning of year                                                                     63           52
                                                                                         -------      -------

Cash at end of quarter                                                                        75      $    33
                                                                                         =======      =======

Supplemental disclosures:
     Cash paid during the period for:
         Interest                                                                        $    88      $    63
                                                                                         =======      =======
         Income tax                                                                      $     0      $     0
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

         There are a number of reasons why investors should not place undue reliance on forward-looking statements. Among the risks and uncertainties that could cause the Company's actual results for future periods to differ materially from any forward-looking statements made are the following:

           -  Fluctuations or reductions in product demand and market acceptance
           -  The level of product development by the Company
           -  Capacity and supply constraints or difficulties
           -  The results of financing efforts
           -  The effect of new laws and regulations
           -  Unexpected additional expenses or operating losses
           -  Competition
           -  The Company's reliance on certain vendors for key components.
           -  The possible effect of the year 2000 on computer systems
           - The potential inability of the Company's keyboard product line and internet distribution channel to generate sufficient sales to cover sales, marketing and introduction costs

         The foregoing list of risks and uncertainties is not meant to be complete.

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

            The Company's only critical system is its Enterprise Resource Planning (ERP) system that encompasses the Company's manufacturing, scheduling, purchasing, and accounting systems. The ERP system resides on an IBM advanced 36/AS 400. During the third quarter of 1999, the Company completed converting the advanced 36/AS400's operating system and the core ERP system to allow recognition of years beginning with a "20" using the 100 year fixed window methodology. This methodology converts all dates entered into the system in a prescribed manner that will allow the ERP system to consistently handle dates both before and after the turn of the century.

            The Company has appointed an internal task force to review year 2000 compliance issues for all other areas where computer controls exist. This review includes all other information technology systems other than the ERP system and possible computer controlled processes in the Company's facilities, communications, manufacturing equipment, etc. At November 1, 1999, the task force had completed its inventory of all of the Company's systems and has determined that all computer controlled systems have already been appropriately remediated for the year 2000.

            The Company has developed a questionnaire to assess its vendors' readiness to handle the year 2000 issue. These questionnaires were distributed to vendors in later portions of 1998 and in early 1999. The responses to these questionnaires have been reviewed and, as necessary, supplemented with verbal discussions with the vendor's management and information system professionals. Based on these procedures, the Company is unaware of any vendor that claims that it will not be year 2000 complaint by the end of 1999.

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

            Due to the time required for the year 2000 project, non-essential enhancements to the company's computer systems have been delayed at times, however, the direct costs associated with the year 2000 project have been less than $15,000.

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

            There can be no assurance that year 2000 remediation by the Company or third parties will be properly or timely completed and failure to do so could have a material adverse effect on the Company's financial condition. The Company can not fully predict the actual effects of the year 2000 issue, which depends on numerous uncertainties such as (1) whether major third parties address this issue properly and timely and (2) whether broad-based or systemic economic failures may occur. The Company is currently unaware of any events, trends, or condition regarding this issue that may have a material effect on the Company's results of operations, liquidity, or financial position.

C.          SUMMARY OF OPERATIONS

            Order income for the first three-quarters of 1999 was $9,962,000. This is a reduction of approximately 3% as compared to the Company's order income in the first three-quarters of 1998. The reduction in order intake is consistent with the experience of the industry as a whole. For the first 6 months of 1999, the Business and Institutional Furniture Manufactures Association (BIFMA) reported that total industry sales of non-wood seating were approximately 3% less in 1999 as compared to 1998.

            At $9,843,000, net sales for the first three-quarters of 1999 were $86,000 higher than for the same period in 1998. The Company was able to increase sales in 1999 as compared to 1998 despite lower order volumes by improving manufacturing and Implementing shorter customer order lead times. Management believes the shorter lead-times provides better customer service and is a competitive advantage.

            The Company's backlog at the end of October 3, 1999 was $946,000. This is $32,000 less than at December 31, 1998. The reduction in backlog is consistent with the Company's efforts to reduce lead-times. Substantially all of the Company's backlog is scheduled to ship within the next three months.

            As a percentage of net sales, gross margins in the first nine months of 1999 were 28.7% as compared to 28.1% in the first nine months of 1998.

            Selling expenses in the first nine months of 1999 increased by $166,000 as compared to the first nine months of 1998. Personnel costs increased in order to hire individuals to more actively manage the Company's key customers and to allow more timely contact and follow-up with the increasing number of customer leads being generated by the Company's web page. In addition, the Company's cost for product placement in third party catalogs in the first three quarters of 1999 have increased as compared to the same period in 1998. This increase in costs is due to participation in a greater number of catalogs, and increases in the rates being charged by certain of the Company's larger volume customers. Finally, in the third quarter of 1999 the Company incurred approximately $65,000 in consulting to correct certain technical deficiencies in the keyboard product line. Management considers these fees to be part of the costs for introducing the keyboard product.

            General and administrative costs in the first nine months of 1999 increased by $83,000 as compared to the total for the same period in1998. Approximately half of the increase represents additional legal fees related to the successful defense of several product liability claims. These claims are being defended by the Company under the Self Insured Retention clauses in its liability policies with insurance companies and are a normal part of the Company's business. See Note 9 of the Company's Form 10KSB for the year ended December 31, 1998 for further discussion. An additional increase in administrative costs represents fees for training courses that are an integral part of a comprehensive program to adopt the principles of continuous improvement and lean manufacturing. Management believes that this program will result in future lower costs and a significant improvement in cycle times; both of which are necessary for the Company to reverse it current operating losses.

            Interest expense in the first three-quarters of 1999 increased by $25,000 as compared to the first three-quarters of 1998. The increase is consistent with the increase in average borrowings as discussed below.

            Other non-operating expense increased by $38,000 in the first nine months of 1999 as compared to the same period in 1998. The increase is primarily due to the fact that in 1998 the Company received refunds of prior year workers' compensation insurance premiums. No such refunds have been received thus far in 1999.

            Primarily as a result of the increases in operating expenses, the Company experienced a loss before income taxes of $259,000 in the first three-quarters of 1999. This is a difference of $235,000 when compared to the net loss before income taxes of $24,000 during the first three-quarters of 1998.

            Growth in the sales of the Company's new keyboard based products have been below plan. Contrary to the Company's other products; the keyboard is sold directly to end users primarily through the Company's web page and direct telemarketing. During the first three-quarters of 1999, the start-up sales, marketing and manufacturing costs for this product line exceeded the gross margin generated. The resultant net loss from these activities were more than the net income provided by the Company's core business.

            Management expects that the profitability of the Company's core seating and utility product business to increase in future years. The gross margins on these products have improved in 1999 as compared to 1998 (see discussion in "Summary of Operations" in the Company's first quarter 1999 Form 10QSB) and management believes that the improvements will continue. Furthermore, the investments in new sales personnel are anticipated to increase order intake and sales levels of these core products in the future.

            To reduce going forward costs, the Company has more closely integrated the marketing of the keyboard product line with the Company's traditional products. This combination enables the company to command greater gross margins on system sales than on keyboard sales alone. Further, the focus of the internet and direct telemarketing sales efforts has expanded to include all of the Company's products. Finally, the operating costs for the internet and direct telemarketing efforts are being reduced to correspond more closely to the gross margins being achieved.

            Management believes that for 1999 as a whole, the profits from the core seating and utility business will approximate the losses associated with the introduction of the keyboard products. However, management believes that, in the long run, the keyboard product line, internet and direct telemarketing efforts will be successful.


D.          FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

            The Company's trade accounts receivable increased by $373,000 from December 31, 1998 to October 3, 1999. The increase is principally due to the timing of sales in the final weeks of the respective periods.

            Inventories decreased by $53,000 during the period from December 31, 1998 to October 3, 1999. The difference represents normal fluctuations in the Company's inventory balances.

            Capital expenditures aggregated $209,000 during the first three-quarters of 1999 and consisted primarily of replacements to tooling maintained at vendors used in manufacturing the Company's existing utility products. Most of the new tooling expenditures will allow reductions in existing product costs or will eliminate anticipated product cost increases.

            The Company's accounts payable increased by $245,000 from the December 31, 1998 balance. The increase is a result of increased purchases of raw materials to support the increased business activity in the final weeks of the third quarter of 1999.

            During the first three quarters of 1999 the Company reduced its long-term pension liability by $52,000 in accordance with established payment schedules.

         The Company's notes payable increased by $496,000 during the first three quarters of 1999. The increase is principally due to the timing of sales that was described above, the Company's operating losses for the period, and the expenditures for new tooling. The Company continues to participate in a consolidated cash management and credit facility with its parent, Rotherwood. (See discussion in Note 3 to the Financial Statements in the Company's 1998 Form 10KSB.) The note was renewed in September of 1999 and the total amount available was increased from $2,000,000 to $2,500,000. Management believes that the Company's access to this facility, along with existing cash balances and cash generated from future operations, will be adequate to meet future operating requirements and liquidity needs.



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



                                                 CRAMER, INC.
                                                 (Registrant)



Date: 11/12/99                                  /s/ Gary Rubin
     ---------                                  ------------------------------
                                                 Gary A. Rubin
                                                 Vice President, Finance & CFO