Form 10KSB40
period 1999-12-31
CRAMER INC
filed 2000-03-30
CIK 319497

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Fiscal Year Ended December 31, 1999.

                           Commission File No. 2-69336

                                  CRAMER, INC.

KANSAS                                           I.R.S. EMPLOYER IDENTIFICATION
                                                 NUMBER 48-0638707
625 ADAMS STREET, KANSAS CITY, KS 66105
TELEPHONE: (913) 621-6700


Securities registered under Section 12(g) of the Exchange Act:  Common Stock

Check whether the issuer: (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for the 1999 fiscal year were $12,693,000.

As of December 31, 1999 the aggregate market value of the common shares of Cramer, Inc. held by non-affiliates was approximately $318,000. (Calculated assuming the market value of Cramer, Inc. common stock is approximately equal to the net book value per share at December 31, 1999 of such stock.)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,051,400 shares of common stock.

Documents Incorporated by Reference: The Company's Proxy Statement for the 2000 Annual Meeting of Shareholders is incorporated by reference into Part III of this Report.

Transitional Small Business Disclosure Format (check one): Yes__ No  X

                                      INDEX

                                                                                           PAGE NO.


PART I

     Item 1.      Description of Business                                                          3
     Item 2.      Description of Property                                                          8
     Item 3.      Legal Proceedings                                                                9
     Item 4.      Submission of Matters to a Vote of Security Holders                              9

PART II

     Item 5.      Market for Common Equity and Related Stockholder Matters                        10
     Item 6.      Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                             10
     Item 7.      Financial Statements                                                            15
     Item 8.      Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure                                             28

PART III

     Item 9.      Directors, Executive Officers, Promoters and Control
                  Persons; Compliance with Section 16(a) of the Exchange Act                     29
     Item 10.     Executive Compensation                                                         29
     Item 11.     Security Ownership of Certain Beneficial Owners and
                  Management                                                                     29
     Item 12.     Certain Relationships and Related Transactions                                 29
     Item 13.     Exhibits and Reports on Form 8-K                                               29

                                     PART I


ITEM 1. DESCRIPTION OF BUSINESS

Cramer, Inc. is a Kansas corporation engaged in the manufacture and sale of seating and utility products designed for office or industrial settings, and chair accessories such as ergonomic articulating keyboards for intensive data entry environments. The Company was established in 1886 as a manufacturer of safes and office products. Descendants of the Cramer family owned the Company until 1961 when it was sold to OLIX Industries, a public company located in Austin, Texas. In January 1981, OLIX made a public distribution of its Cramer common stock.


Business of Issuer

The Company's office seating products compete in the $12 billion domestic market for office furniture, which includes seating, desks, files, and panel systems. Major companies serving this market are Steelcase, Herman Miller, Knoll, Haworth, Kimball, and HON Industries. These six companies supply products in all major categories of this market. Together they account for an estimated 60% of sales in this market. The remaining 40% of the market are served by smaller companies (typically sales of less than $75 million) that primarily compete only in selected portions of the market. These market segments are delineated either by product type, such as seating or casegoods, or by customer category, for example high style, wood-finish, or budget-price.

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

The Company's chair accessory products include a patented split keyboard that is designed to be mounted on the arms of the user's chair. The product can be used on most task chairs sold in the United States. A version of the split keyboard can be mounted on a desk or keyboard tray. An accompanying product is an articulating mouse pad that also can be mounted on the arms of a chair.

Marketing and Competition

The domestic office furniture market is highly competitive. Cramer competes by focusing on the non-wood task seating market niche with products that have high quality and a reputation for long-term reliability. The Company also differentiates itself by a commitment to customer service and on-time delivery. The Company's 110+ year history and the proven reliability of its products support a strong reputation and product awareness in the marketplace. Cramer frequently competes in its narrow market area against similar-sized niche manufacturers. In addition, the Company has been able to effectively compete against the major companies in the industry when Cramer's unique product features, reputation for quality, and attention to customer service offer the customer a better price-value relationship than the large competitors.

The majority of the Company's seating products are sold to independent office furniture dealers who resell the products to end-users. Cramer has approximately 1,500 of these accounts, although only a portion of these accounts are active in any given year. For the past several years, sales to independent office furniture dealers have accounted for 70% to 75% of the Company's revenue. These sales efforts are focused through 23 independent sales representative organizations located in major markets throughout the United States. These sale organizations typically employ from 1 to 6 people, and represent 3 to 6 complimentary product lines such as desks, panel systems, and lighting. Average tenure for the Company's sales representatives is more than four years. These representatives initiate and develop business directly with end users, designers and architects for specification projects and coordinate and manage the Company's business relationships with the independent office furniture dealers in their territories.

The Company's utility products are sold primarily to approximately 100 wholesale and catalog distributors. These distributors include major office supply and industrial suppliers, and specialty distributors serving end-users' health-care, scientific, and safety needs. Utility products, principally the Kik-Step(R) stool, are also distributed to the home market primarily through specialty catalog distributors serving domestic kitchen and workroom needs. While other manufacturers produce competing products, as a result of the Company's favorable price/value relationship, the variety of applicable products Cramer has to offer the specific wholesale or catalog distributor, and its attention to customer service, these competitors have, thus far, not been successful in reducing the Company's market share of these products. However, there is no guarantee that competitors will not be successful in reducing our market share in the future. While seven wholesale and catalog distributors accounted for 53% of the Company's 1999 utility product sales, no single customer accounted for more than 10% of the Company's total sales in 1998 or 1999.

The company's chair accessory products are sold directly to end users through a site on the World Wide Web. Inquiries and customer order fulfillment is handled by an in-house sales manager. Since these products can be used on many types of seating products, Management believes that establishment of these products and this new sales channel will increase the Company exposure to users who have not traditionally purchased the Company's products, ultimately increasing all of the Company's sales.

An emerging market channel is sales directly to commercial consumers or users of the Company's seating and utility products. These sales efforts are primarily being handled through an in-house telemarketing sales force supplemented by direct mail campaigns to likely product users.

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

Products

Office Seating - The Company's flagship seating product is the Triton(R) chair. The Company believes this chair is unique in the industry because it combines a 15-year, 3 shift-a-day warranty and steel structural components with full ergonomic adjustability.

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

Other significant office seating products include the Fusion(R), Fusion Express, Aeros(R), Affix and Avail. The Fusion(R) and Fusion Express chairs both provide full ergonomic task seating at moderate prices. These chairs' designs and functions follow the strict standards found in all of the Company's active ergonomic seating lines. The products are designed to function within office, light assembly and laboratory settings. Both chair lines are designed to complement the Triton(R) line with its unique steel seat pan. The Aeros(R) and Affix products are lower priced task seating products with less ergonomic adjustments. The Avail is a stacking guest chair intended to complement the Company's other task chairs.

Utility - The Company's utility products include the Kik-Step(R), a round, all-steel, 2-step stool that rolls on retractable casters and is frequently used in libraries, file rooms, and warehouses. This product was designed by Cramer in 1957 and continues to be an important part of the Company's product line. In addition to the Kik-Step(R), Cramer manufactures StopStep, SmartStep and PAL ladders, a series of steel and lightweight aluminum ladders featuring the same retractable caster concept as the Kik-Step(R).

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

Chair Accessories - The Company's articulating split keyboard features the ability to be mounted on the arms of most task chairs sold in the United States. The keyboard is split into two separate parts to improve the ergonomic aspects of the product. Each of the two sections of the keyboard can be articulated in an infinite range to fit the size and shape of individual users. The Company believes that proper use of the product reduces the likelihood of repetitive motion injuries arising from extensive use of electronic keyboards or data entry devices. The Company also believes that users may experience productivity increases due to lessened fatigue during the course of a regular workday.

New products - The Company believes that systematic development and introduction of unique new products that fit within the Company's product niches is important for the Company's growth and profitability. In 1999 the Company introduced the SmartStep ladder. This product is unique in that it provides a warning mechanism to alert users that they have reached the bottom step of the ladder and can safely dismount. The ladder warnings can be tactile, audible or both. The Company also introduced the Rhino Plus in 1999. The Rhino Plus is a unique product that combines the tough industrial strength urethane skin of the original Rhino product with a separate fully padded foam cushion. As a result, the product is significantly more comfortable than all other urethane chairs currently on the market. The product was developed jointly with the Company's vendor partner Meramec, a manufacturer of urethane products.

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

Production machinery and equipment used to manufacture the majority of the Company's products is owned and maintained by the Company and primarily located in the Company's factory in Kansas City, Kansas. Certain tooling for the fabrication of specialized components is owned by the Company, but located at vendors who manufacture the components. The production equipment ranges from older-model metalworking machinery to a modern powder coat painting system. The Company systematically maintains its equipment at high levels of operation. Cramer has sufficient production capacity for substantially increased sales requirements. Due to the unique requirements of the keyboard product, an outside contractor that specializes in the assembly of electronic components manufactures these items. The Company is continuously looking for ways to reduce the cost of this outside service.

The Company uses the concept of "lean" manufacturing and produces most products to specific customer orders. For the Company, "lean" manufacturing means the use of simple visual signals directly on the plant floor that allow plant employees and supervisors to control the manufacture of products for each individual customer order. While the majority of sales are configured using standard components and options, Cramer is able to customize product specifications for particular needs. At the end of 1999, the Company's delivery schedule is 5 days for orders of less than 30 seating, ladder or keyboard products. A 5-day lead-time is also offered for orders of less than 100 Kik-Steps(R). This schedule is significantly shorter than that offered by most of the Company's competition and is a competitive advantage in certain situations. Larger orders are given a 3 week lead time, which is typical for the business areas in which the Company competes.

At December 31, 1999, the Company's backlog of unfilled orders was $1,000,000, the majority of which are scheduled to be shipped in the first quarter of 2000.

The name Cramer and the Company's Kik-Step(R), Aeros(R), Triton(R), and Fusion(R) product names are registered trademarks. The Company's other office and utility seating products are marketed under the Cirrus, Avail, Affix, Nimbus, Fusion Express and Rhino trademarks. The Company also considers the overall design and appearance of the Kik-Step(R) to be a trademark of the product.

The Company's articulating keyboard is protected by a U.S. patent covering key switching devices mounted on the arms of a chair.

The Company has filed for patent protection for the warning mechanisms incorporated in the SmartStep ladder and the separate urethane skins used in Rhino Plus seating products.

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

Employees

As of December 31, 1999, the Company employed 91 full time people; 33 office, supervisory, managerial, and executive personnel, and 58 factory workers. Cramer management considers the ability to attract, train, and retain skilled professional employees and production workers to be an important aspect of the Company's competitive advantage. Management believes that it enjoys a good, interdependent relationship with its employees, and has instituted personnel policies intended to maintain this relationship. The Company is an equal opportunity employer and an active non-discrimination policy is integral to this concept.

The factory workers are covered by a collective bargaining agreement with the United Steelworkers of America that expires on September 30, 2002. The Company believes that strong labor relations are important to its ability to achieve product quality, on-time delivery, and continuous improvement in the workplace. No work stoppages have occurred over the past ten years. The State of Kansas is a right-to work state, so not all factory workers belong to the Union. At year-end, 27 of the 58 factory workers were not dues paying members. The Company considers its labor relations to be good.

Research and Development

New products are developed internally by a technical staff who has an average of more than 5 years experience with seating and industrial products. New designs are developed on state-of-the-art CAD equipment to shorten development time, improve documentation, and facilitate sourcing of high quality components from outside vendors. The Company's internal costs for engineering, research and development were $252,000 and $277,000 in 1999 and 1998, respectively.

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

As of January 31, 2000, there were 756 shareholders of record.

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


B.       IMPACT OF THE YEAR 2000

         As of the filing date of this report, the impact of the Year 2000 has not had a material adverse impact on the Company's business or results of operations. The total cost of the Company's Year 2000 efforts was approximately $15,000. These amounts included the purchase of software and hardware and the cost of employees and consultants working on Year 2000 projects. All costs were funded from cash flows from operations.

C.       SUMMARY OF OPERATIONS

         At $12,693,000, net sales for 1999 were $81,000 less than in 1998. The reduction in sales of approximately 1/2% was slightly better than the experience of the furniture industry as a whole. The Business and Institutional Furniture Manufacturers Association (BIFMA) reported that total industry sales were approximately 1% less in 1999 as compared to 1998. The Company's significantly improved its manufacturing and scheduling efficiency in 1999. This allowed orders in 1999 to be scheduled with an average lead-time of less than 3 weeks instead of the 4-week lead-time used throughout all of 1998. By the end of 1999, Management's emphasis on reducing lead-time and in implementing lean manufacturing was allowing the Company to use a 5-day lead-time on the majority of its new orders. Management believes the Company's shorter lead-time provides better customer service and is a competitive advantage in many situations.

         The Company's backlog at the end of 1999 was $1,000,000. This was $22,000 more than at December 31, 1998. Substantially all of the Company's backlog is scheduled to ship within the first three months of 2000.

         As a percentage of net sales, gross margins in 1999 were 28.2% as compared to 28.6% in 1998. The majority of the difference in gross margin percentages is due to normal fluctuations in business conditions and product mix. However, the Company expensed approximately $10,000, net of a retraining grant from the State of Kansas of $25,000, in 1999 in implementing its "lean" manufacturing approach and in reducing lead times. The Company anticipates that an additional $60,000 will be expensed in 2000 to complete this process.

         Selling expenses in 1999 increased by $178,000 as compared to 1998. Personnel costs increased by $208,000 in order to hire individuals to more actively manage the Company's key catalog customers and to allow more timely contact and follow-up with the increasing number of customer leads being generated by the Company's web page.

         These individuals will also manage specific market areas, and/or market channels, which will provide better support for the Company's commissioned sales representatives. In addition, the Company's cost for catalog placement fees in 1999 increased by $57,000 as compared to 1998. This increase in costs is due to participation in a greater number of catalogs, and increases in the rates being charged by certain of the Company's larger volume customers. Finally, in the third quarter of 1999 the Company incurred approximately $65,000 in consulting fees to correct certain technical deficiencies in the keyboard product line. Management considers these fees to be part of the costs for introducing the keyboard product.

         Partially offsetting the above increases is a $105,000 reduction in the cost of sales literature due to less emphasis being placed on this sales support mechanism.

         General and administrative costs in 1999 decreased $32,000 as compared to the total for 1998. The decrease is primarily the result of (a) a $42,000 decrease in the fees paid by the Company to its parent Rotherwood, (b) a decrease of approximately $55,000 in salaries as a result of lower headcount and delays in replacing personnel who left the Company. These decreases were partially offset by a $36,000 increase in legal fees related to the defense of several product liability claims. These claims are being defended by the Company under the Self Insured Retention clauses in its liability policies with insurance companies. See Note 9 of the Company's Financial Statements for further discussion.

         Interest expense in 1999 increased by $43,000 as compared to 1998. The increase is consistent with the increase in average borrowings discussed below.

         Other non-operating expenses increased by $55,000 in 1999 as compared to 1998. The increase is primarily due to a $25,000 charge-off of accounts receivable due to the bankruptcy of a dealer with whom the Company maintained a relationship in order to serve an important customer in the industrial market. Future sales to this customer will be handled through a new and financially stronger dealer. Furthermore, in 1998 the Company received approximately $30,000 in refunds of prior year workers' compensation insurance premiums. No such refunds were received in 1999.

         Primarily as a result of the increases in operating expenses, the Company experienced a loss before income taxes of $292,000 in 1999. This is a difference of $317,000 when compared to the net income before income taxes of $25,000 during 1998.

         A substantial portion of the Company's operating loss and loss before income taxes in 1999 can be attributed to continuing introduction of the chair accessory product line and the establishment of direct to end user sales channels. Amounts invested in these activities in 1999 aggregated approximately $550,000, net of sales revenues. As a result of its experience in 1999, the Company is refining its sales approach for these products for 2000. These refinements include integrating the marketing of the keyboard products and other chair accessories more closely with the Company's core products, with sales coming primarily through a telemarketing group that is being established to market all of the Company's products directly to end users. Extensive direct mail campaigns and the use of advertisements in selected regional or national publications will support the telemarketing group. Management hopes that these actions will prove out the viability of this direct sales approach establishing it as a profitable supplement to the Company's traditional dealer and wholesaler sales channels.

         FINANCIAL CONDITION AND LIQUIDITY

         At $1,263,000, the Company's December 31, 1999 accounts receivable balance increased by $149,000 as compared to the balance at December 31, 1998. The increase is primarily due to higher sales in the month of December 1999 as compared to December 1998.

         The Company's December 31, 1999 inventories decreased by $128,000 from the 1998 year-end balance. The decrease is the result of management efforts to better control the Company's investment in inventory and reductions in stocks as a result of applying lean manufacturing techniques.

         Capital expenditures in 1999 included $228,000 for investments in factory tooling and office equipment for the Company's main Kansas City location. This amount was $25,000 more than depreciation, which aggregated $203,000 during the period.

         Principally as a result of the Company's 1999 operating loss and the increase in accounts receivable in 1999, the Company's short-term notes payable increased by $541,000 during 1999.

         The Company's accounts payable increased by $37,000 during 1999. This increase is the result of normal fluctuations in operating conditions.

         The Company made payments of approximately $154,000 into the trust for the Company's Pension Plan during 1999. However, the pension plan liability decreased by $193,000 due to non-cash adjustments reflecting the ongoing interest accruals and the amortization of the unrecognized prior service cost and transition obligation. This amortization also resulted in the decrease in the pension plan asset from $160,000 at December 31, 1998 to $108,000 at December 31, 1999 and a $70,000
         decrease in the Minimum Pension Liability Adjustment to Accumulated Other Comprehensive Income.

         The Company continues to participate in a consolidated Rotherwood credit facility with Mercantile Bank (the Bank). At December 31, 1999, the credit facility provided Rotherwood, and its participating subsidiaries (including Cramer), with access to a $2,500,000 credit line with interest charged on outstanding borrowings at one-fourth of a percent less than the Bank's prime interest rate. Management believes that this is a lower interest rate than the rate that Cramer would pay if it tried to finance its working capital needs by itself. The Company may borrow up to the maximum amount of the credit line less any amounts already borrowed by the other participating Rotherwood companies.

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

         There is a risk that Cramer will not have access to sufficient funds for its operations if another participating Rotherwood subsidiary borrowed more of the funds under the credit line than anticipated. However, the consolidated credit line is currently being re-negotiated and extended to $3,000,000. Management anticipates no difficulty in obtaining the new loan and that there will be no significant changes in the interest rate or other terms. The anticipated $3,000,000 credit line is in excess of the total aggregate prospective borrowing needs of all of the participating Rotherwood subsidiaries over the next 12 months. Furthermore, Cramer management participates in regular assessments of the borrowing needs of all Rotherwood subsidiaries and believes it would be aware of anticipated credit shortages in time to arrange new or additional sources of capital.

         Management intends to improve the Company's profitability and cash flow in the year 2000 by implementing several actions. First, the Company will increase average sales prices and gross margins by focusing sales in the traditional dealer and catalog channels toward sales opportunities where the strengths of the Company's niche products (i.e., durability, heavy duty construction) better match the end users needs. Further, management anticipates that overall sales levels will be higher in 2000 than in 1999, with the majority of the increase coming in the new market channels being developed. Management also anticipates that that sales made by through the Internet and telemarketing channels will generally be at a higher gross margin than sales made through the Company's existing channels. There is a risk that future profits will not develop as anticipated due to the Company's reliance on the successful development of new, alternative sales channels. However, the Company believes that the current consolidated credit line, coupled with the anticipated cash flow from operations, will be sufficient to meet current operating requirements over the next 12 months.

ITEM 7. FINANCIAL STATEMENTS

The following financial statements of Cramer, Inc., are included herewith:

                                                               Page No.
Independent Auditors Report                                          F-1

Balance Sheet - December 31, 1999                                    F-2

Statements of Operations for the Years Ended
December 31, 1998 and 1999                                           F-3

Statements of Stockholders' Equity for the Years
Ended December 31, 1998 and 1999                                     F-4

Statements of Cash Flows for the Years Ended
December 31, 1998 and 1999                                           F-5

Notes to Financial Statements                                        F-6

                                                                             F-1
Independent Auditors' Report


To the Board of Directors and Stockholders of Cramer, Inc.
Kansas City, Kansas

We have audited the accompanying balance sheet of Cramer, Inc. as of December 31, 1999 and the related statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Cramer, Inc. at December 31, 1999, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America.


/s/ Deloitte & Touche LLP

Deloitte & Touche LLP
Kansas City, Missouri
February 25, 2000

                                  CRAMER, INC.                               F-2
                                  BALANCE SHEET
                    (Amounts in Thousands, Except Share Data)

ASSETS                                                         December 31, 1999
     Current Assets:
         Cash                                                      $    49
         Accounts receivable, net of allowance of $21                1,263
         Inventories                                                 1,355
         Prepaid expenses                                              309
                                                                   -------
                  Total Current Assets                               2,976

     Property, Plant and Equipment, net                                775

     Other Assets:
         Intangible pension asset                                      108
         Goodwill                                                      171
         Other noncurrent assets                                       160
                                                                   -------

                  Total Assets                                     $ 4,190
                                                                   =======

LIABILITIES AND STOCKHOLDERS' EQUITY
     Current Liabilities:
         Note payable                                              $ 2,088
         Accounts payable                                              466
         Accrued liabilities                                           477
                                                                   -------

                  Total Current Liabilities                          3,031

     Noncurrent Liabilities:
         Pension benefits payable                                      301
         Other                                                         210
                                                                   -------
                  Total Noncurrent Liabilities                         511

COMMITMENTS AND CONTINGENCIES (Note 9)

     Stockholders' Equity:
         Common stock, no par value; authorized, 6,000,000
              shares; issued and outstanding 4,051,400 shares        3,824
         Accumulated deficit                                        (2,979)
                                                                   -------
                                                                       845
         Accumulated Other Comprehensive Income                       (197)
                                                                   -------
                  Total Stockholders' Equity                           648
                                                                   -------
         Total Liabilities and Stockholders' Equity                $ 4,190
                                                                   =======

The accompanying notes are an integral part of these financial statements.

                                  CRAMER, INC.
                            STATEMENTS OF OPERATIONS
                  (Amounts in Thousands, Except Per Share Data)

                                                         Year Ended December 31,
                                                           1999           1998
Net Sales                                                $ 12,693       $ 12,774
Cost of Sales                                               9,119          9,127
                                                         --------       --------

                  Gross Profit                              3,574          3,647

Operating Expenses:
     Selling                                                2,485          2,307
     General and administration                             1,190          1,222
                                                         --------       --------

                  Total Operating Expenses                  3,675          3,529
                                                         --------       --------

                  Income (Loss) from Operations              (101)           118

Other Expense:
     Interest expense                                        (122)           (79)
     Other                                                    (69)           (14)
                                                         --------       --------

                  Income (Loss) Before Income Taxes          (292)            25

Income Taxes                                                    0              0
                                                         --------       --------

Net Income (Loss)                                        $   (292)      $     25
                                                         ========       ========

Net Income (Loss) Per Common
       Share - Basic and Diluted                         $  (0.07)      $   0.01
                                                         ========       ========

Weighted Average Number of Common and
     Common Equivalent Shares Outstanding

         Basic                                              4,051          4,051
                                                         ========       ========
         Diluted                                            4,051          4,086
                                                         ========       ========

The accompanying notes are an integral part of these financial statements.

                                  CRAMER, INC.                               F-4
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                             (Amounts in Thousands)

                                                                                        Accumulated
                                                                                            Other           Total
                                              Number of     Common      Accumulated     Comprehensive      Stockholders'
                                               Shares       Stock         Deficit           Income          Equity
Balance at January 1, 1998                      4,051       $ 3,824       $(2,712)         $  (213)         $   899

Comprehensive Income

      Net Income                                                               25                                25

      Adjustment to Additional Minimum
          Pension Liability                                                                    (54)             (54)
                                                                                                            -------

      Total Comprehensive Income                                                                                (29)

                                                -----         -----        ------             ----          -------
Balance at December 31, 1998                    4,051         3,824        (2,687)            (267)             870


Comprehensive Income

       Net Loss                                                              (292)                             (292)

        Adjustment to Additional Minimum
         Pension Liability                                                                      70               70
                                                                                                            -------

     Total Comprehensive Income (Loss)                                                                         (222)

                                                -----       -------       -------          -------          -------
Balance at December 31, 1999                    4,051       $ 3,824       $(2,979)         $  (197)         $   648
                                                =====       =======       =======          =======          =======

The accompanying notes are an integral part of these financial statements.

                                                                             F-5
                                  CRAMER, INC.
                            STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)

                                                                                 Year Ended December 31,
                                                                                   1999          1998
Cash flows from operating activities:
     Net income (loss)                                                            $  (292)      $    25
     Adjustments to reconcile net income (loss) to net
         cash provided by (used in) operating activities:
         Depreciation and amortization                                                251           225
         Changes in operating assets and liabilities:
              Accounts receivable                                                    (149)         (124)
              Inventories                                                             128          (241)
              Prepaid expenses                                                        (79)           72
              Intangible pension asset                                                 52            52
              Accounts payable and accrued liabilities                                (87)          (18)
              Noncurrent pension benefits payable                                    (123)         (140)
              Other noncurrent liabilities                                            (28)            4
                                                                                  -------       -------

              Net cash used in operating activities                                  (327)         (145)

Cash flows from investing activities:
     Capital expenditures, net of proceeds from sales of
     property, plant and equipment                                                   (228)         (204)
                                                                                  -------       -------

              Net cash used in investing activities                                  (228)         (204)

Cash flows from financing activities:
     Principal payments on notes payable                                           (5,237)       (4,701)
     Proceeds from issuance of notes payable                                        5,778         5,061
                                                                                  -------       -------

                  Net cash provided by financing activities                           541           360

Net increase (decrease) in cash                                                       (14)           11
Cash at beginning of year                                                              63            52
                                                                                  -------       -------

Cash at end of year                                                               $    49       $    63
                                                                                  =======       =======

Supplemental disclosures of cash flow information: Cash paid during the year for:
         Interest                                                                 $   125       $    79
                                                                                  =======       =======
         Income tax                                                               $     0       $     0
                                                                                  =======       =======

The accompanying notes are an integral part of these financial statements.

                                  CRAMER, INC.                               F-6
                          NOTES TO FINANCIAL STATEMENTS
                     Years ended December 31, 1999 and 1998

1.   SUMMARY OF ACCOUNTING POLICIES

     ORGANIZATION

     Cramer, Inc. ("Cramer" or "the Company") is a manufacturer of a variety of products for office and industrial use. The Company believes that all of its operations are in one segment. The Company sells its products throughout the United States. International sales are limited. The Company's principal customers are office furniture dealers (seating products) and wholesale catalog distributors (utility and seating products). Cramer is a 51% owned subsidiary of Rotherwood Corporation ("Rotherwood"), a Minneapolis, Minnesota based holding company.



     INVENTORIES

     Inventories are valued at the lower of cost (determined by the first-in, first-out method) or market. The closing inventory is comprised of raw material of $824,000, work in progress of $451,000, finished goods of $110,000 and reserves for obsolescence and shrinkage of $30,000.



     PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are carried at cost. Depreciation is provided for in amounts sufficient to charge the cost of depreciable assets to operations over their estimated service lives, principally on a straight-line basis.

                                                                Estimated
                                                                  Useful
                                                    Cost           Life
                                               (In Thousands)   (In Years)
         Land                                         $   29           --
         Buildings                                       769      20 - 40
         Machinery and Equipment                       3,917       3 - 10
         Furniture and Office Equipment                1,331       5 - 10
                                                      ------
                                                       6,046
         Less Accumulated Depreciation                 5,271
                                                      ------
         Net Property, Plant and Equipment            $  775
                                                      ======

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

     WARRANTIES

     Depending on the model, the Company warranties its products for periods up to 15 years. The Company's reserve for anticipated warranty costs of $100,000 is included in accrued liabilities. The warranty reserve is estimated based on durability testing, engineering studies, and actual costs incurred in prior years.

     EARNINGS PER SHARE

     Basic and Diluted Earnings Per Share is calculated in accordance with the provisions of SFAS No. 128, Earnings Per Share. Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Stock options that were outstanding during 1998 and 1999 represent the only dilutive effect on weighted average shares (see Note 4).


     NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133, as amended by SFAS No. 137, establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for the Company for periods beginning in the first quarter of fiscal year 2001. The Company believes that the adoption of the provisions of SFAS No. 133 will not have a material effect on its financial statements, based on current activities.

2.   BENEFIT PLANS


     Defined Benefit Plan

     The Company has a defined benefit pension plan covering all of its bargaining unit employees working as of September 30, 1988. Effective September 30, 1988, the plan was amended to freeze future benefit accruals. As a result of freezing the benefits, no further benefits accrue to plan participants. The amount of pension a participant will receive was frozen at $9.00 multiplied by the number of years of service from the later of the date of hire or January 1, 1942, through September 30, 1988. Effective September 30, 1988, new employees have not accrued benefits under the defined benefit plan. The Company's funding of the plan is equal to, or exceeds, the minimum contribution required by ERISA and totaled $153,800 and $184,500 in 1999 and 1998, respectively.

     Net pension costs included the following components (in thousands):

                                                   Year Ended December 31,
                                                      1999       1998
Service cost - benefits earned during the period      $  0       $  0
Interest cost on projected benefit obligation           58         64
Expected return on plan assets                         (38)       (33)
Net amortization and deferral                           63         63
                                                      ----       ----
         Total pension costs                          $ 83       $ 94
                                                      ====       ====

Net regular periodic pension cost was calculated using the following assumptions:

                                       Year Ended December 31,
                                          1999       1998
Weighted Average Discount Rate            7.50%      6.50%
Expected Long-Term Rate of Return         8.00%      8.00%

     The plan's funded status as of December 31, 1999 is summarized below (in thousands):

              Actuarial present value of projected benefit obligation                    $     805
              Plan assets at fair value                                                        503
                                                                                         ---------
              Projected benefit obligation in excess of plan assets                           (302)
              Remaining unrecognized net transition obligation                                 100
              Unrecognized prior service cost                                                    8
              Unrecognized net loss                                                            197
              Adjustment required to recognize minimum liability                              (304)
                                                                                         ---------
              Net pension liability recognized                                           $    (301)
                                                                                         ==========

     An intangible asset of $108,000 equal to the unrecognized prior service cost and transition obligation has been included in the balance sheet. The remaining additional minimum liability of $197,000 related to the unrecognized net loss has been recorded as a decrease in stockholders' equity at December 31, 1999.

     The fair value of plan assets changed from December, 31, 1998 to December 31, 1999 as follows (in thousands):

Fair value of plan assets at December 31, 1998                                   $ 434
Contributions                                                                      154
Benefit payments                                                                  (136)
Investment return net of investment expenses                                        51
                                                                                 -----

Fair value of plan assets at December 31, 1999                                   $ 503
                                                                                 =====

The projected benefit obligation changed from December 31, 1998 to December
31, 1999 as follows (in thousands):

Projected benefit obligation at December 31, 1998                                $(927)
Pension costs                                                                      (83)
Contributions                                                                      154
Change in additional minimum liability                                              70
Actuarial gains and losses                                                         (19)
                                                                                 -----

Projected benefit obligation at December 31, 1999                                $(805)
                                                                                 =====

     The change in the additional minimum pension liability has been included as a component of other comprehensive income.

     Plan assets are held by trust funds devoted to servicing pension benefits and are invested in a diversified portfolio of fixed income and equity securities.


     DEFINED CONTRIBUTION PLAN

     The Company sponsors a 401(k) plan covering substantially all employees. Participants may contribute from 1% to 15% of compensation, subject to annual limitations. Company contributions are at the discretion of the Board of Directors. In 1999 the Company instituted a matching contribution equal to 25% of a participant's contribution that is less or equal to 6% of gross salary. Total company contributions in 1999 were $19,700. There were no Company contributions in 1998.

3.   SHORT-TERM BORROWINGS

Rotherwood and certain of its subsidiaries, which includes the Company, participate in a combined credit facility with Mercantile Bank. At December 31, 1999, the credit facility provides Rotherwood and its participating subsidiaries with access to a credit line of $2,500,000 with interest charged at a rate of one-fourth of a percent less than the Bank's prime rate (8.25% at December 31, 1999). The Company's share of these borrowings at December 31, 1999 was $2,088,000, which includes bank overdrafts of $246,000 that will be drawn on the line.

The combined credit facility, which matures in August 2000, is secured by the general intangibles, inventory, accounts receivable and equipment of all of the participating Rotherwood subsidiaries.

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


4.   STOCKHOLDERS' EQUITY

The Company has a stock option plan (the "Plan") which provides for the grant of incentive awards to directors, officers and other key employees. Under the Plan, stock options are granted at the fair market value of the Company's common stock at the date of the grant. In accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, no compensation expense is recognized for grants under the Plan. There were no stock option grants under this plan in 1998 or 1999.

At December 31, 1999, the Plan had a total of 840,000 shares authorized for issuance. There were zero shares granted, outstanding, or vested under the Plan at December 31, 1999.

In 1997, the Board of Directors issued non-qualified stock options for a total of 50,000 shares of the Company's common stock to two of the Company's Directors (The "New Plan"). The options had an exercise price of $1.50 per share and ten-year terms. During 1999 all options under the New Plan were canceled due to the resignation of the two Directors holding the options.

There were no shares exercised during 1998 or 1999 under these plans.

5.       INTANGIBLE ASSETS

Intangible assets consist of the following at December 31, 1999 (in thousands):

                                               Accumulated                   Amortization Period
                                    Cost       Amortization          Net          in Years
Goodwill                            $205            $ 34            $171              10
                                    ====            ====            ====
Other noncurrent assets

         Customer lists             $150            $ 32            $118              10
         Patent                       50              10              40              10
         Non compete agreement        28              26               2               3
                                    ----            ----            ----
                                    $228            $ 68            $160
                                    ====            ====            ====

6.   INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 1999 are as follows (in thousands):

Deferred tax assets:
    Net operating loss carryforwards        $ 3,693
    Tax credit carryforwards                    317
    Pension costs                                96
    Product liability accrual                    82
    Accrued compensation and vacations           25
    Warranty accrual                             39
    Inventories                                  20
    Other - net                                  16
                                            -------

 Total deferred tax assets                    4,288
Deferred tax liabilities                          0
                                            -------
Net deferred tax asset                        4,288
Valuation allowance                          (4,288)
                                            -------
                                            $     0
                                            =======

A reconciliation of the income tax provision to the amounts computed at the federal statutory rate is as follows (in thousands):

                                                     Year Ended December 31,
                                                       1999        1998
Tax benefit provision (benefit) at statutory rate      $ (99)      $   8
State income taxes, net of federal taxes                 (13)          1
Changes in valuation reserve related to
    utilization or generation of net operating
    loss carryforward                                    117          (4)
Other                                                     (4)         (5)
                                                       -----       -----
                                                       $   0       $   0
                                                       =====       =====


At December 31, 1999, the Company has available the following net operating loss and credit carryforwards to reduce future income taxes. These amounts are subject to applicable limitations (in thousands).

                             Amount       Expiration
                            Available       Dates
Net operating losses          $9,469      2001 - 2017
Targeted jobs tax credit      $  261      2000 - 2001
Investment tax credit         $   56      2000 - 2000

7.   FINANCIAL INSTRUMENTS

The Company grants credit to customers who meet the Company's pre-established credit requirements. Credit losses are provided for in the Company's financial statements based on factors surrounding the credit risk of specific customers, historical trends and other information and have consistently been within management's expectations.

The Company's concentrations of credit risk with respect to trade receivables arising from the sale to office furniture dealers are minor due to the large number of entities comprising the Company's customer base. However, as of December 31, 1999, the Company had approximately $236,000 of receivables from seven companies, all of whom are wholesale catalogers of office or industrial products and who are the principal purchasers of the Company's utility products.

At December 31, 1999, the carrying value of the Company's cash, accounts receivable, and accounts payable approximate fair value. Based on borrowing rates currently available to the Company for bank loans with similar terms and collateral, the fair value of the Company's short-term notes payable approximates its carrying value.

9.       COMMITMENTS AND CONTINGENCIES

The Company is a defendant in several lawsuits relating to product liability claims arising from accidents allegedly occurring in connection with the use of its products. The claims are covered by insurance and are being defended by the Company's counsel or by counsel assigned by the Company's insurance carriers, but are subject to deductibles ranging from $0 to $100,000. A number of the claimants allege substantial damages. The ultimate outcome of such litigation cannot be predicted at this time. However, management believes the Company has substantial defenses with respect to the claims and that the ultimate outcome of these claims will not have a material adverse effect on the Company's financial position. The Company has accrued, and included with other noncurrent liabilities, the estimated amount of losses not covered by insurance which may be incurred from presently known and anticipated product liability claims.


10.  RELATED PARTY TRANSACTIONS

Rotherwood, the Company's majority owner, provides management services to the Company. Certain employees of the Company provide management service to other subsidiaries of Rotherwood. In 1999 and 1998, the net cost to the Company for these services was approximately $48,000 and $90,000, respectively.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III



ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT - This information will be included in the Company's 2000 Proxy Statement pursuant to Section 14A of the Securities Exchange Act and is incorporated by reference herein.

ITEM 10. EXECUTIVE COMPENSATION - This information will be included in the Company's 2000 Proxy Statement pursuant to Section 14A of the Securities Exchange Act and is incorporated by reference herein.

ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
              - This information will be included in the Company's 2000 Proxy Statement pursuant to Section 14A of the Securities Exchange Act and is incorporated by reference herein.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - This information will be included in the Company's 2000 Proxy Statement pursuant to Section 14A of the Securities Exchange Act and is incorporated by reference herein.


ITEM 13.      EXHIBITS AND REPORTS ON FORM 8-K

Number

2.1 Floating Arms Asset Purchase Agreement dated October 31, 1997 (previously filed)

10.1   1989 Incentive Stock Option Plan (previously filed)

10.2   1996 Loan Documents - Mark Twain Bank (previously filed)

23     Consent of Deloitte & Touche LLP

There were no current reports filed on Form 8-K by the Company during 1999.

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, as duly authorized.

                                    CRAMER, INC.



3/30/00                         /s/ James R. Zicarelli
                                ___________________________________________
                                    James R. Zicarelli
                                    Director and CEO
                                    (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.



3/30/00                         /s/ James R. Zicarelli
                                ___________________________________________
                                    James R. Zicarelli
                                    Director



3/30/00                         /s/ David E. Crandall
                                ___________________________________________
                                    David E. Crandall
                                    Director



3/30/00                         /s/ James E. Workman
                                ___________________________________________
                                    James E. Workman

                                    Director


3/30/00                         /s/ Robert J. Kovach
                                ___________________________________________
                                    Robert J. Kovach
                                    Director President & Chief Operating Officer

3/30/00                         /s/ Gary A. Rubin
                                ___________________________________________
                                    Gary A. Rubin
                                    Vice President, Finance
                                    (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

Number

2.1 Floating Arms Asset Purchase Agreement dated October 31, 1997 (previously filed)

10.1   1989 Incentive Stock Option Plan (previously filed)

10.2   1996 Loan Documents - Mark Twain Bank (previously filed)

23     Consent of Deloitte & Touche LLP