Form 10QSB
period 2000-04-02
CRAMER INC
filed 2000-05-15
CIK 319497

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              450 Fifth Street, NW
                             Washington, D.C. 20549

                                   FORM 10-QSB



(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                    For the quarterly period ended April 2, 2000

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                         For the transition period from           to
                                                        ---------    ----------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,051,400 shares of common stock, no par value as of May 8, 2000.

                          PART I. FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS

                                  CRAMER, INC.
                                 BALANCE SHEETS
                                   UNAUDITED
                   (Amounts in Thousands, Except Share Data)

              ASSETS                                                         4/2/00         12/31/99
                                                                           --------         --------
CURRENT ASSETS:
     Cash                                                                  $   123          $    49
     Accounts receivable, net of allowance of $21                            1,617            1,263
     Inventories                                                             1,632            1,355
     Prepaid expenses                                                          399              309
                                                                           -------          -------
              Total current assets                                           3,771            2,976

PROPERTY, PLANT AND EQUIPMENT:
     At cost                                                                 6,144            6,046
     Accumulated depreciation                                                5,324            5,271
                                                                           -------          -------
                                                                               820              775
OTHER ASSETS:
     Intangible pension asset                                                  108              108
     Goodwill                                                                  167              171
     Other non current assets                                                  152              160
                                                                           -------          -------

              Total Assets                                                 $ 5,018          $ 4,190
                                                                           =======          =======

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Note payable                                                          $ 2,809          $ 2,088
     Accounts payable                                                          698              466
     Accrued liabilities                                                       481              477
                                                                           -------          -------
              Total current liabilities                                      3,988            3,031

NONCURRENT LIABILITIES:
     Pension benefits payable                                                  292              301
     Other                                                                     173              210
                                                                           -------          -------
              Total noncurrent liabilities                                     465              511

STOCKHOLDERS' EQUITY:
     Common stock, no par value; authorized, 6,000,000 shares; issued and outstanding 4,051,400 shares at April 2, 2000,
         and December 31, 1999                                               3,824            3,824
     Accumulated deficit                                                    (3,062)          (2,979)
                                                                           -------          -------
                                                                               762              845
     Minimum pension liability adjustment                                     (197)            (197)
                                                                           -------          -------
              Net stockholders' equity                                         565              648
                                                                           -------          -------

              Total Liabilities and Stockholders' Equity                   $ 5,018          $ 4,190
                                                                           =======          =======

                                  CRAMER, INC.
                            STATEMENTS OF OPERATIONS
                                    UNAUDITED
                  (Amounts in Thousands, Except Per Share Data)

                                                                                          QUARTER ENDED
                                                                                    4/2/00               4/4/99
                                                                                  --------             --------

NET SALES                                                                         $  3,483             $  3,201
COST OF SALES                                                                        2,529                2,286
                                                                                  --------             --------
              Gross profit                                                             954                  915

OPERATING EXPENSES:

     Selling expenses                                                                  676                  584
     General and administrative                                                        314                  298
                                                                                  --------             --------
              Total operating expenses                                                 990                  882
                                                                                  --------             --------

              Income (loss) from operations                                            (36)                  33

OTHER EXPENSE:
     Interest expense, net                                                             (45)                 (25)
     Other, net                                                                         (2)                  (8)
                                                                                  --------             --------
              Total other expense                                                      (47)                 (33)
                                                                                  --------             --------

INCOME (LOSS) BEFORE INCOME TAXES                                                      (83)                   0
INCOME TAX EXPENSE (BENEFIT)                                                             0                    0
                                                                                  --------             --------

NET INCOME (LOSS)                                                                 $    (83)            $     (0)
                                                                                  ========             ========

     Net income (loss) per share based on weighted
         average number of common equivalent
         shares outstanding - basic and diluted                                   $  (0.02)            $   0.00

     Weighted Average Common Equivalent
         Shares Outstanding:       Basic                                         4,051,400            4,051,400
                                   Diluted                                       4,051,400            4,051,400





There is no difference between Net Income and Total Comprehensive Income for the quarters ending April 2, 2000 and April 4, 1999.


These interim financial statements include all adjustments required for them to be comparable to the annual financial statements issued on Form 10KSB.

                                  CRAMER, INC.
                            STATEMENTS OF CASH FLOWS
                                    UNAUDITED
                             (Amounts in Thousands)

                                                                                              QUARTER ENDED
                                                                                         4/2/00          4/4/99
                                                                                       --------        --------
Cash flows from operating activities:
     Net income (loss)                                                                 $    (83)       $      0
     Adjustments to reconcile net income to net cash
         provided by (used in) operating activities:
         Depreciation and amortization                                                       53              49
         Changes in operating assets and liabilities:
              Accounts receivable                                                          (354)           (294)
              Inventories                                                                  (277)             80
              Prepaid expenses                                                              (90)            (95)
              Other assets                                                                   12              12
              Accounts payable and accrued expenses                                         236             171
              Other non-current liabilities                                                 (46)            (14)
                                                                                       --------        --------

                      Net cash used in operating activities                                (549)            (91)
                                                                                       --------        --------

Cash flows from investing activities:
     Capital expenditures                                                                   (98)          (115)
                                                                                       --------        --------


Cash flows from financing activities:
     Principal payments on notes payable                                                 (3,621)        (1,008)
     Proceeds from issuance of notes payable                                              4,342           1,191
                                                                                       --------        --------

                      Net cash provided by financing activities                             721             183
                                                                                       --------        --------

Net increase (decrease) in cash                                                              74             (23)
Cash at beginning of year                                                                    49              63
                                                                                       --------        --------

Cash at end of quarter                                                                 $    123        $     40
                                                                                       ========        ========

Supplemental disclosures:
     Cash paid during the period for:
         Interest                                                                      $     45        $     25
                                                                                       ========        ========
         Income tax                                                                    $      0        $      0
                                                                                       ========        ========

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

B.        IMPACT OF THE YEAR 2000

          As of the filing date of this report, the impact of the year 2000 has not had a material adverse impact on the Company's business or results of operations. The total cost of the Company's year 2000 efforts was approximately $15,000. These amounts included the purchase of software and hardware and the cost of employees and consultants working on Year 2000 projects. All costs were funded from cash flows from operations


C.        SUMMARY OF OPERATIONS

          At $3,483,000, net sales in the first quarter of 2000 were $282,000 more than in the first quarter of 1999. The company's growth in sales, 8.8%, exceeded the rate of growth in the industry as a whole. As a percentage of net sales, gross margins in the first quarter of 2000 were 27.4% as compared to 28.6% in the first quarter of 1999. The decrease in gross margins reflects increased labor costs arising from the Company's initial implementation of new work cells, which are a part of its lean manufacturing program. Virtually all of the company's manufacturing facility was redesigned so that all of the manufacturing steps for products within related "families" were completed in self-contained work cells. While labor costs were higher in the first quarter of 2000 as production personnel had to learn new techniques to accommodate the changed facilities, management believes that this is a temporary matter and that the use of work cells will lead to greater production efficiency later in the year.

          The Company's backlog of unfilled orders at the end of the quarter was $1,081,000. Substantially the Company's entire quarter-end backlog is scheduled to ship in the next 3 months.

          Selling, and general and administrative expenses during the first quarter of 2000 increased by $108,000 as compared to the same period in 1999. The increase is primarily due to greater sales costs arising from the Company's efforts to enter into new direct to end user sales channels. These costs included the staffing of a telemarketing center, printing and postage for literature mailed directly to end users, and advertisements in selected national publications.

          Primarily as a result of the increase in sales and administrative costs, the Company experienced a $36,000 operating loss in the first quarter of 2000. This is a decrease of $69,000 as compared to the same period in 1999.

          Interest expense increased by $20,000 in the first quarter of 2000 as compared to the first quarter of 1999. While, the increase is principally due to the increase in average borrowing levels, interest rates are slightly higher in 2000 as compared to 1999.


          The Company experienced a net loss in the first quarter of 2000 due to the costs of initiating new sales channels. However, management notes that the Company's core sales to catalog and wholesales distributors and to contract furniture dealers remains profitable. Management believes that the initial investments being made in developing new sales channels are necessary if these channels are to develop as planned. Once established, these new sales channels are expected to increase the Company's sales by reaching customers who are not currently aware of the unique features of the Company's products. Furthermore, sales from the new channels are expected to yield significantly higher gross margins than the Company's current dealer and catalog channels.


D.        FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

          The Company's trade accounts receivable increased by $354,000 from December 31, 1999 to April 2, 2000. The increase is due to the timing of sales in the final weeks of the respective periods. Sales in the final month of 1999 aggregated $1,121,000 while sales in the final month of Q1'2000 aggregated $1,498,000; an increase of $377,000.

          Inventories increased by $277,000 during the first quarter of 2000. The increase occurred because Management elected to build a stock of assembled kiksteps to support anticipated sales to be generated from the Company's new consumer web site. Raw materials also increased as a result of the purchase of materials necessary to manufacture a single $270,000 order due to be shipped to a branch of the U.S. Government in the second quarter. All raw materials were purchased at one time in order to obtain the best possible price.

          Capital expenditures aggregated $98,000 during the first quarter of 2000. Approximately $45,000 consisted of the programming and development costs for significantly enhancing the Company's two web sites. Another $20,000 consists of improvements in electrical wiring and fixtures made in the Company's manufacturing facility as part of the development of new work cells. The remaining increase consists of improvements and additions to tooling used in manufacturing the company's products.

          The Company's accounts payable increased by $234,000 from the December 31, 1999 balance. The increase is a result of increased purchases of raw materials to support the increased business activity in the final weeks of the first quarter of 2000 and the buildup of inventory discussed above.

          The Company's notes payable increased by $721,000 during the first quarter of 2000. The increase is principally due to the increases in inventory and accounts receivable discussed above as well as the quarter's operating loss. The Company continues to participate in a consolidated cash management and credit facility with its parent, Rotherwood. (See discussion in Note 3 to the Financial Statements in the Company's 1999 Form 10KSB.) Management believes that the Company's access to this facility, along with existing cash balances and cash generated from future operations, will be adequate to meet future operating requirements and liquidity needs.

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



ITEM 2.   CHANGES IN SECURITIES
-------   ---------------------

          None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
------    -------------------------------

          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------   ---------------------------------------------------

          None

ITEM 5.   OTHER INFORMATION
-------   -----------------

          None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
-------   --------------------------------

          None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         CRAMER, INC.
                                         (Registrant)



Date: 5/15/00                            \s\Gary A. Rubin
      -----------                        -----------------------------
                                         Gary A. Rubin
                                         Vice President, Finance & CFO