Form 10QSB
period 2000-07-02
CRAMER INC
filed 2000-08-14
CIK 319497

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              450 Fifth Street, NW
                             Washington, D.C. 20549

                                   FORM 10-QSB



(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                     For the quarterly period ended July 2, 2000

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                         For the transition period from            to
                                                       ------------  -----------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,051,400 shares of common stock, no par value, as of August 1, 2000.

                          PART I. FINANCIAL INFORMATION



ITEM 1.   FINANCIAL STATEMENTS

                                  CRAMER, INC.
                                  BALANCE SHEET
                                    UNAUDITED
                    (Amounts in Thousands, Except Share Data)


          ASSETS                                                                       7/2/00       12/31/99
                                                                                      --------     ----------
CURRENT ASSETS:
     Cash                                                                             $     10     $       49
     Accounts receivable, net of allowance of $21                                        1,472          1,263
     Inventories                                                                         1,527          1,355
     Prepaid expenses                                                                      341            309
                                                                                      --------     ----------
              Total current assets                                                       3,350          2,976

PROPERTY, PLANT AND EQUIPMENT
     At cost                                                                             6,273          6,046
     Accumulated depreciation                                                            5,390          5,271
                                                                                      --------     ----------
                                                                                           883            775
OTHER ASSETS:
     Intangible pension asset                                                              160            108
     Goodwill                                                                              161            171
     Other non current assets                                                              148            160
                                                                                      --------     ----------

              Total Assets                                                            $  4,650     $    4,190
                                                                                      ========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Note payable                                                                     $  2,658     $    2,088
     Accounts payable                                                                      721            466
     Accrued liabilities                                                                   520            477
                                                                                      --------     ----------
              Total current liabilities                                                  3,899          3,031

NON-CURRENT LIABILITIES:
     Pension benefits payable                                                              282            301
     Other                                                                                 139            210
                                                                                      --------     ----------
              Total non-current liabilities                                                421            511

STOCKHOLDERS' EQUITY:
     Common stock, no par value; authorized, 6,000,000 shares;
         issued and outstanding 4,051,400 shares at July 2, 2000,
         and December 31, 1999                                                           3,824          3,824
     Accumulated deficit                                                                (3,297)        (2,979)
                                                                                      --------     ----------
                                                                                           527            845
     Minimum pension liability adjustment                                                 (197)          (197)
                                                                                      --------     ----------
              Net stockholders' equity                                                     330            648
                                                                                      --------     ----------

              Total Liabilities and Stockholders' Equity                              $  4,650     $    4,190
                                                                                      ========     ==========

                                  CRAMER, INC.
                            STATEMENTS OF OPERATIONS
                                    UNAUDITED
                  (Amounts in Thousands, Except Per Share Data)


                                                                    QUARTER ENDED              SIX MONTHS ENDED
                                                               7/2/00         7/4/99        7/2/00         7/4/99
                                                             -----------    -----------   ----------    ------------
NET SALES                                                    $     3,299    $     3,293   $    6,782    $      6,494
COST OF SALES                                                      2,389          2,347        4,918           4,633
                                                             -----------    -----------   ----------    ------------
              Gross profit                                           910            946        1,864           1,861

OPERATING EXPENSES:
     Selling expenses                                                745            718        1,421           1,302
     General and administrative                                      317            338          631             636
                                                             -----------    -----------   ----------    ------------
              Total operating expenses                             1,062            927        2,052           1,928
                                                             -----------    -----------   ----------    ------------

              Loss from operations                                  (152)          (110)        (188)            (77)

OTHER INCOME (EXPENSE):
     Interest expense, net                                           (56)           (30)        (101)            (55)
     Other, net                                                      (27)            (2)         (29)            (10)
                                                             -----------    -----------   ----------    ------------
              Total other income (expense)                           (32)           (32)        (130)            (65)
                                                             -----------    -----------   ----------    ------------

LOSS BEFORE INCOME TAXES                                            (235)          (142)        (318)           (142)
INCOME TAX EXPENSE (BENEFIT)                                           0              0            0               0
                                                             -----------    -----------   ----------    ------------

NET LOSS                                                     $      (235)   $      (142)  $     (318)   $       (142)
                                                             ===========    ===========   ==========    ============
     Net loss per share based on weighted
         average number of common equivalent
         shares outstanding                                  $     (0.06)   $     (0.04)       (0.08)   $      (0.04)

     Weighted Average Common Equivalent
         Shares Outstanding          Basic                     4,051,400      4,051,400    4,051,400       4,051,400
                                    Diluted                    4,051,400      4,051 400    4,051,400       4,051,400


There is no difference between Net Loss and Total Comprehensive Loss for the quarter or six-month periods ending July 2, 2000 and July 4, 1999.

These interim financial statements contain all adjustments required for them to be comparable to the annual financial statements issued on Form 10KSB.

                                  CRAMER, INC.
                            STATEMENTS OF CASH FLOWS
                                    UNAUDITED
                             (Amounts in Thousands)

                                                                                              Six Months Ended
                                                                                           7/2/00         7/4/99
                                                                                        ---------       --------
Cash flows from operating activities:
Net loss                                                                                $    (318)      $   (142)
Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:

     Depreciation and amortization                                                            141            126
     Changes in operating assets and liabilities:
         Accounts receivable                                                                 (209)          (360)
         Inventories                                                                         (172)           119
         Prepaid expenses                                                                     (32)          (165)
         Accounts payable and accrued expenses                                                298            179
         Other non-current liabilities                                                        (90)           (56)
                                                                                        ---------       --------

                      Net cash provided by (used by) operating activities                    (382)          (299)
                                                                                        ---------       --------
Cash flows from investing activities:
     Capital expenditures                                                                    (227)          (146)
                                                                                        ---------       --------

Cash flows from financing activities:
     Principal payments on notes payable and long-term debt                                (2,736)        (2,306)
     Proceeds from issuance of notes payable and long-term debt                             3,306          2,756
                                                                                        ---------       --------

                      Net cash provided by financing activities                               570            450
                                                                                        ---------       --------

Net increase (decrease) in cash                                                               (39)             5
Cash at beginning of year                                                                      49             63
                                                                                        ---------       --------

Cash at end of quarter                                                                  $      10       $     68
                                                                                        =========       ========

Supplemental disclosures:
     Cash paid during the period for:
         Interest                                                                       $     101       $     55
                                                                                        =========       ========
         Income tax                                                                     $       0       $      0
                                                                                        =========       ========

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

          There are a number of reasons why investors should not place undue reliance on forward-looking statements. Among the risks and uncertainties that could cause the Company's actual results for future periods to differ materially from any forward-looking statements made are the following:

            - Fluctuations or reductions in product demand and market acceptance
            - The level of product development by the Company
            - Capacity and supply constraints or difficulties
            - The results of financing efforts
            - The effect of new laws and regulations
            - Unexpected additional expenses or operating losses
            - Competition
            - The Company's reliance on certain vendors for key components.
            - The potential inability of the Company's new marketing channels to generate sufficient sales to cover sales, marketing and introduction costs

          The foregoing list of risks and uncertainties is not meant to be complete.

B.        SUMMARY OF OPERATIONS

          At $6,782,000, net sales in the first half of 2000 were $288,000 more than in the first half of 1999. Management attributes the company's growth in sales, 4%, to the success of programs that increased sales contacts with key personnel at the Company's catalog distributors and also provided these distributors with more targeted incentive programs. As a percentage of net sales, gross margins in the first half of 2000 were 27.5% as compared to 28.7% in the first half of 1999. The decrease in gross margins reflects (1) a slight increase in discounts provided to customers and (2) increased labor costs in the first quarter of the year arising from the Company's initial implementation of new work "cells"(see the company's first quarter report for further details).

          The Company's backlog of unfilled orders at the end of the quarter was $746,000. Substantially the Company's entire quarter-end backlog is scheduled to ship in the next 3 months.

          Selling, and general & administrative expenses during the first half of 2000 increased by $114,000 as compared to the same period in 1999. The increase is primarily due to greater sales costs arising from the Company's efforts to enter into new direct to end-user sales channels. These costs included the staffing of a telemarketing center, printing and postage for literature mailed directly to end-users, and advertisements in selected national publications.

          Primarily as a result of the increase in sales and administrative costs, the Company experienced a $188,000 operating loss in the first half of 2000. This is an increase of $111,000 as compared to the net operating loss incurred in the same period in 1999.

          Interest expense increased by $46,000 in the first half of 2000 as compared to the first half of 1999. While, the increase is principally due to the increase in average borrowing levels, interest rates are slightly higher in 2000 as compared to 1999.

          The Company experienced a net loss in the first half of 2000 due to the costs of initiating new sales channels. However, management notes that the Company's core sales to catalog and wholesales distributors and to contract furniture dealers remains profitable. Management believes that the initial investments being made in developing new sales channels are necessary if these channels are to develop as planned. Once established, these new sales channels are expected to increase the Company's sales by reaching customers who are not currently aware of the unique features of the Company's products. Furthermore, sales from the new channels are expected to yield significantly higher gross margins than the Company's current dealer and catalog channels.

C.        FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

          The Company's trade accounts receivable increased by $209,000 from December 31, 1999 to July 2, 2000. The increase is partially due to the timing of sales in the final weeks of the respective periods. Weekly sales in the final month of 1999 aggregated $1,121,000 while sales in the final month of the quarter ended July 2, 2000 aggregated $1,245,000; an increase of $124,000. The remainder of the increase is due to delay in receiving full payment of a single $270,000 sale in the May of 2000. Approximately $110,000 of the amount due was not received until the first week of July 2000.

          Inventories increased by $172,000 during the first half of 2000. The difference represents normal fluctuations in the Company's inventory balances.

          Capital expenditures aggregated $227,000 during the first half of 2000. Approximately $45,000 consisted of the programming and development costs for significantly enhancing the Company's two web sites. Another $72,000 consists of improvements in electrical wiring and fixtures made in the Company's manufacturing facility as part of the development of new work cells. $25,000 was expended to purchase new data processing equipment used in setting up the Company's telemarketing center. The remaining increase consists of improvements and additions to tooling used in manufacturing the company's products.

          The Company's accounts payable increased by $255,000 from the December 31, 1999 balance. The increase is due to actions by the company to improve cash flow by more aggressive payment terms with vendors.

          The Company's notes payable increased by $570,000 during the first half of 2000. The increase is principally due to the increases in accounts receivable, inventory and property plant and equipment discussed above as well as the Company's operating loss. The Company continues to participate in a consolidated cash management and credit facility with its parent, Rotherwood. (See discussion in Note 3 to the Financial Statements in the Company's 1999 Form 10KSB.) The credit facility was increased to $3,000,000 during the 2nd quarter of 2000 and the note matures during the 3rd quarter of this year. Based upon its preliminary discussions with its bank, management anticipates no difficulties in renewing this credit facility. Management also believes that the Company's access to this facility, along with existing cash balances and cash generated from future operations, will be adequate to meet future operating requirements and liquidity needs.



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

          None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

          None.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          On April 21, 2000, the Company solicited proxies concerning the election of Directors at a meeting held on May 16, 2000.




ITEM 5.   OTHER INFORMATION

          None.



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              CRAMER, INC.
                                              (Registrant)



Date: 8/14/00                                /s/ Gary Rubin
     ----------------                        -------------------------------
                                             Gary A. Rubin
                                             Vice President, Finance & CFO