Form 10QSB
period 2000-10-01
CRAMER INC
filed 2000-11-14
CIK 319497

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              450 Fifth Street, NW
                             Washington, D.C. 20549

                                   FORM 10-QSB



(Mark One)
/X/   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

                                 For the quarterly period ended October 1, 2000

/ /   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                        For the transition period from __________ to __________

                                                Commission file number 2-69336



                                  CRAMER, INC.

A Kansas Corporation                           IRS Employment I.D. #48-0638707
625 Adams Street
Kansas City, Kansas  66105                          Telephone No. (913) 621-6700

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes /X/ No / /

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,051,400 shares of common stock, no par value, as of November 1, 2000.

                          PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                                  CRAMER, INC.
                                  BALANCE SHEETS
                                    UNAUDITED
                    (Amounts in Thousands, Except Share Data)



              ASSETS                                                            10/1/00      12/31/99
                                                                               ---------    ----------

CURRENT ASSETS:
     Cash ...............................................................      $    93       $    49
     Accounts receivable, net of allowance of $31 at October 1, 2000,
         and $21 at December 31, 1999 ...................................        1,314         1,263
     Inventories ........................................................        1,441         1,355
     Prepaid expenses and other current assets ..........................          428           309
                                                                               -------       -------
              Total current assets ......................................        3,276         2,976

PROPERTY, PLANT AND EQUIPMENT
     At cost ............................................................        6,288         6,046
     Accumulated depreciation ...........................................        5,423         5,271
                                                                               -------       -------
                                                                                   865           775
OTHER ASSETS:
     Intangible pension asset ...........................................          108           108
     Goodwill ...........................................................          156           171
     Other non current assets ...........................................          143           160
                                                                               -------       -------

              Total Assets ..............................................      $ 4,548       $ 4,190
                                                                               =======       =======

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Note payable .......................................................      $ 2,315       $ 1,842
     Cash overdrafts ....................................................          241           246
     Accounts payable ...................................................          784           466
     Accrued liabilities ................................................          472           477
                                                                               -------       -------
              Total current liabilities .................................        3,812         3,031

NON-CURRENT LIABILITIES:
     Pension benefits payable ...........................................          272           301
     Other ..............................................................          150           210
                                                                               -------       -------
              Total non-current liabilities .............................          422           511

STOCKHOLDERS' EQUITY:
     Common stock, no par value; authorized, 6,000,000 shares; issued and outstanding 4,051,400 shares at October 1, 2000,
         and December 31, 1999 ..........................................        3,824         3,824
     Accumulated deficit ................................................       (3,313)       (2,979)
                                                                               -------       -------
                                                                                   511           845
     Minimum pension liability adjustment ...............................         (197)         (197)
                                                                               -------       -------
              Net stockholders' equity ..................................          314           648
                                                                               -------       -------

              Total Liabilities and Stockholders' Equity ................      $ 4,548       $ 4,190
                                                                               =======       =======


                                  CRAMER, INC.
                              STATEMENTS OF INCOME
                                    UNAUDITED
                  (Amounts in Thousands, Except Per Share Data)



                                                                        QUARTER ENDED                 NINE MONTHS ENDED
                                                                    10/1/00         10/3/99       10/1/00         10/3/99
                                                                 ------------   ------------   ------------   ------------

NET SALES .....................................................  $     3,165    $     3,349    $     9,947    $     9,843
COST OF SALES .................................................        2,268          2,389          7,186          7,022
                                                                 ------------   ------------   ------------   ------------
              Gross profit ....................................          897            960          2,761          2,821

OPERATING EXPENSES:
     Selling expenses .........................................          555            644          1,976          1,946
     General and administrative ...............................          279            347            910            983
                                                                 ------------   ------------   ------------   ------------
              Total operating expenses ........................          834            991          2,886          2,929
                                                                 ------------   ------------   ------------   ------------

              Income (loss) from operations ...................           63            (31)          (125)          (108)

OTHER EXPENSE:
     Interest expense, net ....................................          (58)           (33)          (159)           (88)
     Other, net ...............................................          (21)           (53)           (50)           (63)
                                                                 ------------   ------------   ------------   ------------
              Total other expense .............................          (79)           (86)          (209)          (151)
                                                                 ------------   ------------   ------------   ------------

LOSS BEFORE INCOME TAXES ......................................          (16)          (117)          (334)          (259)
INCOME TAX BENEFIT ............................................            0              0              0              0
                                                                 ------------   ------------   ------------   ------------

NET  LOSS .....................................................  $       (16)   $      (117)   $      (334)   $      (259)
                                                                 ============   ============   ============   ============

     Net loss per share based on basic and diluted
          weighted average number of common
          equivalent shares outstanding .......................  $     (0.00)   $     (0.03)   $     (0.08)   $     (0.06)

     Weighted Average Common Equivalent
          Shares Outstanding                Basic..............    4,051,400      4,051,400      4,051,400      4,051,400
                                        Diluted ...............    4,051,400      4,051,400      4,051,400      4,051,400



There is no difference between Net Loss and Total Comprehensive Loss for the quarter or nine-month periods ending October 1, 2000 and October 3, 1999.

These interim financial statements contain all adjustments required for them to be comparable to the annual financial statements issued on Form 10KSB.

                                  CRAMER, INC.
                            STATEMENTS OF CASH FLOWS
                                    UNAUDITED
                             (Amounts in Thousands)


                                                                   Nine Months Ended
                                                                  10/1/00    10/3/99
                                                                  -------    -------

Cash flows from operating activities:
Net loss ......................................................   $  (334)   $  (259)
Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
     Depreciation and amortization ............................       184        192
     Changes in operating assets and liabilities:
         Accounts receivable ..................................       (51)      (373)
         Inventories ..........................................       (86)        53
         Prepaid expenses .....................................      (119)       (39)
         Accounts payable and other current liabilities .......       308        224
         Other non-current liabilities ........................       (89)       (73)
                                                                  -------    -------

                      Net cash used by operating activities ...      (187)      (278)
                                                                  -------    -------

Cash flows from investing activities:
     Capital expenditures .....................................      (242)      (209)
                                                                  -------    -------

Cash flows from financing activities:
     Principal payments on notes payable ......................    (3,385)    (3,810)
     Proceeds from issuance of notes payable ..................     3,858      4,306
                                                                  -------    -------

                      Net cash provided by financing activities       473        496
                                                                  -------    -------

Net increase in cash ..........................................        44         12
Cash at beginning of year .....................................        49         63
                                                                  -------    -------

Cash at end of quarter ........................................   $    93    $    75
                                                                  =======    =======

Supplemental disclosures:
     Cash paid during the period for:
         Interest .............................................   $   159    $    88
                                                                  =======    =======
         Income tax ...........................................   $     0    $     0
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

B.       SUMMARY OF OPERATIONS

         At $9,947,000, net sales for the first three quarters of 2000 were $104,000, or 1%, higher than during the same period in 1999. The Company's sales in the first three quarters of 2000 to its catalog distributors increased by 18% as compared to the first three-quarters of 1999. Management attributes the Company's sales growth in this area to increased sales contacts with key personnel at these targeted companies and programs that provided these distributors with more specific incentive programs. The sales increase to catalog distributors was offset by an 8% decrease in sales volume to contract furniture dealers. This sales decrease is due to lower unit volume of the

         Company's Triton product. Management attributes the decrease in volume to increased competition in the 24 hour, heavy duty usage niche pioneered by the Triton as other seating manufacturers introduce alternative products.

         The Company's backlog at the end of October 1, 2000 was $767,000. This is a decrease of $233,000 as compared to the Company's backlog at the end of 1999. The Company has been able to reduce its order backlog by implementing cellular manufacturing and the use of Kanbans and similar visual production management techniques. These improvements in manufacturing and scheduling efficiency are allowing the Company to schedule approximately 90% of its orders with a 5 day lead time. This compares to the 3 to 4 week lead time that was used for scheduling in 1999. Management believes the Company's shorter lead-time provides better customer service and is a competitive advantage in many situations.

         As a percentage of net sales, gross margins in the first nine months of 2000 were 27.8% as compared to 28.6% in the first nine months of 1999. The decrease in gross margins reflects the increased labor costs in the first quarter of the year arising from training the Company's production employees in the use of the new cellular manufacturing techniques.

         At $2,886,000, total operating expenses during the first three quarters of 2000 are substantially unchanged from the total operating expenses for the same period in 1999. However, operating expenses in the third quarter of 2000 were only $834,000. This is a $157,000, or 16%, reduction as compared to these operating expenses in the third quarter of 1999. In addition, third quarter 2000 operating expenses were $228,000, or 21%, less than operating expenses in the second quarter of 2000.

         The reduction in operating expenses reflects management's decision in July of 2000 to restructure the Company's sales operations targeted toward the internet and other direct to end user sales channels. In the 12 months ending June 2000, the company had spent approximately $633,000 in costs such as staffing of a telemarketing center, printing and postage for literature mailed directly to end-users, and advertisements in selected national publications. These costs significantly exceeded the sales in these new market channels and were not producing the desired return. Therefore, the Company reduced its costs by (a) contracting with a third party to staff the telemarketing center on a commissioned basis, (b) significantly reducing the number of mailing to end users, and (c) eliminating the use of national advertising campaigns.

         Interest expense in the first three-quarters of 2000 increased by $71,000 as compared to the first three-quarters of 1999. While the increase is principally due to the increase in average borrowing levels, interest rates are slightly higher in 2000 as compared to 1999.

         Other non-operating expenses decreased by $13,000 in the first nine months of 2000 as compared to the same period in 1999. Furthermore, these costs were $32,000 lower in the third quarter of 2000 as compared to the third quarter of 1999. The decrease is due to the Company's sale for $25,000 of certain intellectual property rights related to the use of infrared keyboard technology to another manufacturer of high-end ergonomic keyboards.

         In the third quarter of 2000 the Company transferred the keyboard manufacturing of its Floating Arm keyboard product line from a contract manufacturer to another manufacturer and distributor of ergonomic keyboards. The ergonomic keyboard manufacturer will produce the Floating Arms keyboard for the Company and its own use. This manufacturer distributes its other ergonomic keyboards through market channels that the Company does not participate in. Therefore, management believes that the other manufacturers' sales will not impact the sale of the Company's Floating Arm keyboard products. The other manufacturer will pay a royalty to the Company for all Floating Arm keyboards it sells.

         The Company's cost for individual Floating Arm keyboards will be substantially the same as that charged by the contract manufacturer. However, as a result of this transfer, the Company was able to eliminate an approximately $7,700 monthly charge by the contract manufacturer for inventory management and facility usage.

         As a result of the cost savings actions described above, the Company reduced its loss before income taxes from $235,000 in the second quarter of 2000 to $16,000 in the third quarter of 2000. Management notes that the operating trend within the quarter is positive as the Company had a net loss in July and then net income in both August and September.

         Management expects that the restructuring of the sales and marketing efforts associated with the direct to end user sales channels will return the Company to profitability. The Company's core seating and utility product business has been consistently profitable. Sales to catalog distributors are increasing and management expects this trend to continue. Furthermore, while sales of Tritons to contract furniture dealers have decreased recently, management expects that these sales will be replaced by the sales of the Company's new RhinoPlus seating line and other new proprietary products. These products were recently introduced and have gathered favorable reviews.

         While management expects the 4th quarter to be profitable, it is likely that the overall results for 2000 will be a net loss.


C.       FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         The Company's trade accounts receivable increased by $51,000 from December 31, 1999 to October 1, 2000. The increase is due to the timing of sales in the final weeks of the respective periods. Weekly sales in the final month of 1999 aggregated $1,121,000 while sales in the final month of the quarter ended October 1, 2000 aggregated $1,251,000, an increase of $130,000. Trade accounts receivable at the end of the third quarter of 2000 is $158,000 lower than at the end of the second quarter of 2000. This reflects an improvement in aging. Days sales outstanding decreased from 40 to 38 during the third quarter.

         Inventories increased by $86,000 during the period from December 31, 1999 to October 1, 2000. The difference represents normal fluctuations in the Company's inventory balances. The above is net of a $110,000 sale of inventory to another keyboard manufacturer in conjunction with the transfer of the manufacturing of this product (see above).

         Prepaid expenses and other current assets increased by $119,000 during the first three quarters of 2000. The increase is principally due to a short term note receivable for the keyboard inventory transfer. Payments are being made on the note in accordance with its term and management expects that the full balance will be paid within the coming 12 months.

         Capital expenditures aggregated $242,000 during the first three-quarters of 2000. Approximately $45,000 consisted of the programming and development costs for significantly enhancing the Company's two web sites. Another $72,000 consists of improvements in electrical wiring and fixtures made in the Company's manufacturing facility as part of the development of new work cells. $25,000 was expended to purchase new data processing equipment. The remaining increase consists of improvements and additions to tooling used in manufacturing the Company's products.

         The Company's accounts payable balance at October 1, 2000 increased by $318,000 from the December 31, 1999 balance. The increase is due to actions by the Company to improve cash flow by more aggressive payment terms with vendors.

         The Company's notes payable increased by $473,000 during the first three quarters of 2000. The increase is principally due to the increases in accounts receivable, inventory, short term receivable, and property plant and equipment discussed above as well as the Company's operating loss. During the most recent quarter, the Company was able to reduce amounts due on this note by $155,000.

         During the first three-quarters of 2000, the Company reduced its long-term pension liability by $29,000 in accordance with established payment schedules.

         The Company continues to participate in a consolidated cash management and credit facility with its parent, Rotherwood, and other affiliated companies. (See discussion in Note 3 to the Financial Statements in the Company's 1999

         Form 10KSB.) At the end of the third quarter of 2000 the credit facility aggregated $2,600,000 and was for the sole use of the Company and one other company substantially owned by Rotherwood. Rotherwood supports this new facility by a $2 million letter of credit. At present, the entire credit facility is available for the Company's use. This situation is expected to continue through out the note's term. Members of the Company's management provide financial advisory services for the affiliated company and is aware of its expected cash availability and / or cash needs. As a result, Management believes that the Company's access to the entire $2,600,000 credit facility, along with existing cash balances and cash generated from future operations, will be adequate to meet future operating requirements and liquidity needs.

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



                                                CRAMER, INC.
                                                (Registrant)



Date: 11/14/00                                  /s/ Gary Rubin
     -----------------                          --------------------------------
                                                Gary A. Rubin
                                                Vice President, Finance & CFO