Form 10KSB40
period 2000-12-31
CRAMER INC
filed 2001-07-03
CIK 319497

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Fiscal Year Ended December 31, 2000.

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

Yes __ No X (This report and the issuer's Form 10-QSB for the quarter ended April 1, 2001 are being filed late.)

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for the 2000 fiscal year were $13,097,000

As of December 31, 2000 the aggregate market value of the common shares of Cramer, Inc. held by non-affiliates was approximately $0.00. (Calculated assuming the market value of Cramer, Inc. common stock is approximately equal to the net book value per share at December 31, 2000.)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,041,400 shares of common stock (May 21, 2000).

Documents Incorporated by Reference: The Company's Proxy Statement for the 2001 Annual Meeting of Shareholders is incorporated by reference into Part III of this Report.

Transitional Small Business Disclosure Format (check one): Yes    No  X
                                                              ---    ---

                                      INDEX

                                                                       PAGE NO.
                                                                       --------

PART I

     Item 1.   Description of Business                                        3
     Item 2.   Description of Property                                        9
     Item 3.   Legal Proceedings                                              9
     Item 4.   Submission of Matters to a Vote of Security Holders           10

PART II

     Item 5.   Market for Common Equity and Related Stockholder Matters      10
     Item 6.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                           10
     Item 7.   Financial Statements                                          15
     Item 8.   Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure                         F-15

PART III

     Item 9.   Directors, Executive Officers, Promoters and Control
               Persons; Compliance with Section 16(a) of the Exchange Act
     Item 10.  Executive Compensation
     Item 11.  Security Ownership of Certain Beneficial Owners and
               Management
     Item 12.  Certain Relationships and Related Transactions
     Item 13.  Exhibits and Reports on Form 8-K

                                     PART I



ITEM 1. DESCRIPTION OF BUSINESS

Cramer, Inc. is a Kansas corporation engaged in the manufacture and sale of seating and utility products designed for office and industrial settings. The Company was established in 1886 as a manufacturer of safes and office products. Descendants of the Cramer family owned the Company until 1961 when it was sold to OLIX Industries, a public company located in Austin, Texas. In January 1981, OLIX made a public distribution of its Cramer common stock.

Substantial Doubt About the Company's Ability to Continue as a Going Concern

The Company experienced recurring losses from operations, cash flow difficulties and negative working capital during 1999 and 2000 and had a stockholders' capital deficiency at December 31, 2000. As a result, the Company is not in compliance with the financial net worth covenant in its bank credit agreement. These conditions were primarily caused by a variety of factors: the Company's proprietary keyboard product line failed to generate sufficient revenues to enable the Company to recoup its investment in those products; the direct-to-end user marketing strategy previously implemented by the Company did not achieve its objectives; and a Kanban inventory control system installed by the Company did not achieve the desired result of reducing inventory levels. In addition, operating management of the Company had allowed the Company's facility and operations to deteriorate. The Company's auditors, in their audit report for the Company's 2000 financial statements, opined that these financial statement and operational conditions raise substantial doubt about the Company's ability to continue as a going concern (see Item 6 - "Management's Discussion and Analysis of Financial Condition and Results of Operations," the financial statements and notes thereto in Item 7 and "Management Changes and Turnaround Plan" below.)

Management Changes and Turnaround Plan

The Board of Directors has responded to the uncertainty about the Company's continued viability as a going concern and the conditions which created that uncertainty by adopting a program to reform operating management and restore the Company to positive cash flow and profitability. The Board appointed a new Chief Executive Officer, who terminated the executives who served as President and Chief Operating Officer, Chief Financial Officer and Vice President of Sales and Marketing during 1999 and 2000. The Company also eliminated a senior marketing position and changed or restructured various supervisory positions. Two turnaround professionals were also retained to perform defined duties in the areas of accounting/finance and shopfloor/production methods.

Following the appointment of the new CEO on January 24, 2001, the Company's new management conducted a thorough review of the Company's operations and strategies. As a result of that review, certain assets (principally related to the failed proprietary keyboard line, Legends seating line and certain other discontinued or slow selling products) and other assets were adjusted to reflect new management's estimate of their net realizable value.

New management has conducted a thorough evaluation of the Company's product lines and marketing and manufacturing practices. As a result, new management has instituted the following changes designed to achieve positive cash flow and return the Company to profitability:

     o    The proprietary keyboard product line has been discontinued

     o The direct-to-end-user marketing strategy has been deemphasized as a Cramer activity

     o Obsolete and weak performing seating and ladder products have been eliminated

     o Marketing efforts are being concentrated on the Company's core products and sales channels that have performed well in the past

     o    Financial accounting and reporting practices have been improved

     o    Manufacturing and inventory management practices have been improved

New management will continue to evaluate the Company's products, methods and operations in an effort to improve Company performance, achieve positive cash flow and restore profitability. Management is optimistic these goals can be achieved, but there can be no assurance these measures will be successful.

On April 23, 2001, the Federal Occupational Safety and Health Administration levied substantial fines against the Company (see "Production, Patents, Trademarks and Government Regulation" in this Item and Item 6, "Management's Discussion and Analysis of Financial Condition and Results of Operations"). Management believes it will be successful in obtaining a reduction or suspension of the fines, but there can be no assurance of this. If the fines are not substantially reduced or suspended, restoring the Company to positive cash flow and profitability will become more difficult.

Business

The Company is a manufacturer that offers two lines of products with national distribution. The largest line consists of various specialty seating products designed and positioned in the marketplace for intensive use or 24/7 application. Distribution is through traditional furniture channels, including independent manufacturers representatives, wholesalers, and dealers and catalogs. End-users consist of every type of enterprise, public and private, including industry, education, health care and government. The second line of products consists of various utility products such as stepladders and stepstools. Distribution is through major domestic industrial catalogs.

The Company's business is not highly seasonal, but economic conditions do influence purchase behavior by its customers.

The Company's seating products compete in the estimated $13 billion domestic market for office furniture, which includes seating, desks, files, and panel systems. Major companies serving this market are Steelcase, Herman Miller, Knoll, Hayworth, Kimball, and HON Industries. These six companies supply products in all major categories of this market. Together they account for an estimated 60% of sales in this market. The remaining 40% of the market is served by numerous smaller companies (typically sales of less than $75 million) that primarily compete in selected segments of the market. These market segments are delineated either by product type, such as seating or casegoods, or by customer category, for example high style, wood-finish, or budget-price.

Cramer's seating products are primarily non-wood, characterized by painted metal finish and upholstered seats and backs. The product line includes standard height chairs and a wide range of raised height models and stools. The Company also manufactures Cleanroom and Electro-Static Discharge seating which meet the needs of certain specialized manufacturing and research environments. All offer ergonomic design with varying degrees of adjustability to accommodate individual users. The Company's seating products are recognized for quality construction and lasting durability.

The Company's utility products include step stools and aluminum ladders featuring the use of retractable casters. The design of these products and the retractable caster concept are well recognized and accepted in the marketplace. These products have been continuously manufactured by the Company for sale in the United States since the 1950's.

Marketing and Competition

The domestic ergonomic furniture market is highly competitive. In addition to its large competitors which offer broad lines of products, Cramer frequently competes in its narrow market area against similar-sized specialty manufacturers. Cramer competes by focusing on products that have high quality and a reputation for long term reliability. The Company also differentiates itself by a commitment to customer service and on-time delivery. The Company's 110+ year history and the proven reliability of its products support a strong reputation and product awareness in the marketplace.

The majority of the Company's seating products are sold to independent office furniture dealers who resell the products to end-users. Cramer has approximately 1,500 of these accounts, although only a portion of these accounts are active in any given year. For the past several years, sales to independent office furniture dealers have accounted for 65% to 70% of the Company's revenue. These sales efforts are focused through approximately 20 independent commissioned sales representative organizations located in major markets throughout the United States. These sales organizations typically employ from one to six people, and represent three to six complimentary product lines such as desks, panel systems, and lighting. Average tenure for the Company's sales representatives is more than four years. These representatives initiate and develop business directly with end users, designers and architects for specification projects and coordinate and manage the Company's business relationships with the independent office furniture dealers in their territories.

The Company's utility products are sold primarily to approximately 85 wholesale and catalog distributors. These distributors include office and industrial suppliers, as well as specialty distributors serving health-care, scientific, and safety markets. The Kik-Step(R) stool is also distributed to the home market through catalog distributors and specialty retailers like Crate and

Barrel. Other manufacturers produce competing products, but these competitors have, thus far, not been successful in reducing the Company's market share in utility products. However, there is no guarantee that competitors will not be successful in reducing the Company's market share in the future. While eight wholesale and catalog distributors accounted for 71% of the Company's 2000 utility product sales, no single customer accounted for more than 8% of the Company's total sales in 2000.

Cramer regularly participates in national office, industrial, and ergonomic products trade shows and conferences. Sales representatives display product samples and provide demonstration chairs for dealers and end-users.

Sales in the contract furnishing industry, where Cramer's seating products compete, follow a pattern of slightly lower volume in the winter and summer and higher volume in the spring and fall. Utility product sales are generally equal through each quarter of the year.

Product Lines

Office Seating - The Company's flagship seating product is the Triton(R) chair. The Company believes this chair is unique in the industry because it combines a 15-year, 3 shift-a-day warranty with steel structural components with full ergonomic adjustability.

The Triton's(R) design significantly upgrades the user's ability to meet emerging ergonomic adjustability requirements yet have a chair that exceeds industry durability specifications. The Triton(R) is designed to meet or exceed all current standards of adjustability for prevention of repetitive stress trauma, including the Human Factors Society standards and the San Francisco VDT work-station standards; all flame-retarding specifications, including California TB 117 and California TB 133; and industry testing for strength and component failure (ANSI/BIFMA specifications). Additionally, a version of the Triton(R) has been independently certified to pass the more rigorous U.S. General Services Administration Intensive Use Seating specifications.

Typical purchasers of the Triton(R) are health-care facilities, professional offices, production lines, airline reservation centers, police and emergency dispatch stations and similar 24-hour use applications. The Triton product line includes both a regular size version and a larger version called the Triton Max. This version was specifically designed to accommodate larger-sized users.

Other significant seating products include the Fusion II(R) and Aspira chairs. They are intended to complement the Triton(R) line with its unique steel seat pan and 24/7 warranty. Fusion II(R) chairs provide full ergonomic task seating at moderate prices. Aspira chairs provide well made ergonomic seating for normal single-shift use in the workplace. Both chairs follow the strict standards for design and function found in all of the Company's active ergonomic seating lines. These products are designed to function within office, manufacturing and laboratory settings.

Utility - The Company's utility products include the Kik-Step(R), a round, all-steel, 2-step stool that rolls on retractable casters and is frequently used in libraries, file rooms, and stockrooms. This product was designed by Cramer in 1957 and continues to be an important part of the Company's product line. In addition to the Kik-Step(R), Cramer manufactures the StopStep, SmartStep and PAL ladders, a series of lightweight aluminum ladders featuring the same retractable caster concept as the Kik-Step(R).

Industrial Seating - The Company's industrial seating line includes the Rhino and RhinoPLUS chairs. Both are designed for a more rugged setting than a typical office chair. The Rhino seating line is distinguished by its seat and back, which are made from "tough-skinned" urethane foam. This technology offers industrial-strength reliability for factory seating, including the ability to easily wash the chair. The product line includes two sizes of chair or stool components, a round backless stool, and a sit-stand model designed to relieve weight from an individual's feet in industrial situations while allowing freedom for physical activity. The RhinoPlus is a unique product that combines the tough industrial strength urethane skin of the original Rhino with a separate soft padded foam cushion. As a result, the RhinoPlus is significantly more comfortable than all other urethane chairs currently on the market. This product was introduced in 2000.

New products - The Company believes that systematic development and introduction of unique new products that complement the Company's product specialties are important for the Company's growth and profitability.

Production, Patents, Trademarks and Government Regulation

The Company's products are fabricated from components such as aluminum tubing, plastic forms, foam and fabric purchased from sources locally and throughout the United States and internationally.

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

Certain components of the Company's products are sourced from a single vendor. Any disruption in these supply arrangements could result in temporary shipment delays or increased costs. However, the Company believes it has the ability to substitute suppliers for any component within a three month period of time.

Production equipment used to manufacture the Company's products is owned and maintained by the Company at its factory in Kansas City, Kansas. Production equipment ranges from metalworking machinery to a powder coat painting system. Some of the tooling used in the fabrication of specialized and proprietary components is owned by the Company but located at vendor locations. The Company believes it has sufficient production capacity to support a significant increase in sales volume.

During 2000, the Company's promised delivery schedule moved to 5-day lead times for orders of 30 units or less. This schedule is significantly shorter than that offered by a large portion of the Company's competition and is a competitive advantage in certain situations. The Company produces most products to order and maintains relatively little finished goods inventory. Some competitors offer a 5-day or "Quick Ship" program; however, most of these orders are fulfilled from a limited selection of product built for inventory. The Company's larger orders typically are given a 3 week lead time, which is equal to or better than average for our competition. While the majority of sales are configured using standard components and options, Cramer is able to customize product specifications for particular needs. At December 31, 2000, the Company's backlog of unfilled orders was $1,189,000, the majority of which were shipped in the first two quarters of 2001.

The name Cramer and the Company's Kik-Step(R), Triton(R), and Fusion(R) product names are registered trademarks. The Company's other office and utility seating products are marketed under the Nimbus, RhinoPLUS and Rhino trademarks. The Company also considers the overall design and appearance of the Kik-Step(R) to be a trademark of the product.

The Company has filed for patent protection for the warning mechanisms incorporated in the SmartStep ladder and the urethane skins used in RhinoPlus seating products.

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

The Federal Occupational Safety and Health Administration (OSHA) conducted an inspection of the Company in late 2000 during which a number of areas of noncompliance were detected. On April 23, 2001, the Company received notification that it was subject to citation and fines totaling $117,500 based on these areas of non-compliance. Prior to receiving the citation, the Company had taken proactive steps to correct areas of non-compliance identified at the time of the OSHA site inspection and believes these measures have brought the Company into substantial compliance. The Company has requested a reduction or suspension of the fines, but there can be no assurance it will be successful in this regard. Management believes modifications to its facility and operating methods required to bring the Company into OSHA compliance, and compliance with other laws and regulations, will not have a material adverse effect on its overall business. However, unless the OSHA fines are substantially reduced or suspended, those fines will have a material adverse effect on the Company's financial condition and results of operations. Based on management's best estimates, an accrual of $35,000 has been recorded at December 31, 2000.

The Company's production processes use several hazardous or polluting substances. Employees are provided protective clothing and equipment where necessary or appropriate, such as breathing masks on the paint line. Disposal of wastes is conducted according to applicable regulations using authorized and/or licensed vendors where required. These substances are commonly used in the industry and the Company does not use them in great quantity. Accordingly, the impact of environmental compliance costs on the Company's operations is believed to be minimal.

Employees

As of December 31, 2000, the Company maintained 86 full time employees: 32 office, supervisory and managerial personnel and 54 production personnel. Cramer management considers the ability to attract, train, and retain skilled professional employees and production workers to be an important aspect of the Company's competitive advantage. Management believes that it enjoys a good, interdependent relationship with its employees and has instituted personnel policies intended to maintain this relationship. The Company is an equal opportunity employer and an active non-discrimination policy is integral to this concept.

The factory workers are covered by a collective bargaining agreement with the United Steelworkers of America that expires on September 30, 2002. The Company believes that strong labor relations are important to its ability to achieve product quality, on-time delivery, and continuous improvement in the workplace. No work stoppages have occurred over the past ten years. The State of Kansas is a right-to work state, so not all factory workers belong to the Union. At year-end, 25 of the 54 factory workers were not dues paying members. The Company considers its labor relations to be good.

Research and Development

New products are developed primarily internally by a technical staff that has an average of more than 3 years experience with seating and industrial products. New designs are developed on CAD equipment to shorten development time, improve documentation, and facilitate sourcing of high quality components from outside vendors. The Company's internal costs for engineering, research and development were $256,000 and $252,000 in 2000 and 1999, respectively.

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

Due to the facility's age, its overall condition is relatively poor and requires continuous maintenance. However, the Company considers the building to be currently serviceable considering the type of manufacturing conducted. At the moment, there are no plans for expansions, renovations, or significant changes. The location is in a large industrial area with proximity to a large labor pool and good access to transportation. The Company believes that its facilities are adequately insured.

ITEM 3. LEGAL PROCEEDINGS

The Company is a defendant in several lawsuits relating to product liability claims arising from accidents allegedly occurring in connection with the use of its products. The claims are covered by insurance and are being defended by the Company's independent counsel or by counsel assigned by the Company's insurance carriers. These claims are subject to deductibles ranging from $0 to $100,000. A number of the claimants allege substantial damages. While management believes the Company has substantial defenses with respect to these claims, the ultimate outcome of such litigation cannot be predicted with certainty. The Company has established reserves against policy deductibles as a product liability contingency for each known claim. Such claims are an ordinary aspect of the Company's business and industry.

The Company has been assessed $117,500 in penalties by OSHA as a result of an inspection conducted in 2000 (see "Production, Patents, Trademarks and Government Regulation" in Item 1).

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Cramer's common stock is not listed on NASDAQ or any exchange and there is no public trading market for the stock.

As of December 31, 2000, there were 752 shareholders of record.

Since being publicly held, the Company has never paid cash dividends and does not anticipate paying any cash dividends in the foreseeable future. The Company's ability to pay cash dividends on its common stock will depend upon its capital surplus, loan covenants and cash requirements.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A.        FORWARD LOOKING STATEMENTS

          Except for the historical information contained herein, this report on Form 10-KSB contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, Cramer reminds readers that there are many important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements made by, or on behalf of, the Company. When used in this Form 10-KSB and in other filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer, words or phrases such as "will likely result", "expects", "are expected to", "will continue", "is anticipated", "estimate", "project" or similar expressions are intended to identify forward-looking statements. The Company wishes to caution readers not to place undue reliance on such forward-looking statements.

          There are a number of reasons why investors should not place undue reliance on forward-looking statements. Among the risks and uncertainties that could cause the Company's actual results for future periods to differ materially from any forward-looking statements made are the following:

               o Questions about the Company's continuing viability as a going concern and management's plans to address that issue

               o Any failure of the Company's turnaround plan to achieve its objectives

               o Any failure by the Company to obtain a reduction or suspension of fines assessed by OSHA in 2001

               o The possibility that the Company's failure to comply with the net worth covenant in the Rotherwood credit facility could induce the bank to curtail the Company's ability to borrow funds under the credit facility, require the Company to repay all or a portion of the principal balance under the credit facility prior to the maturity date, or fail to renew the credit facility when it expires

               o Fluctuations or reductions in product demand and market acceptance

               o    The level of product development by the Company

               o    Capacity, facility and supply constraints or difficulties

               o The possibility that Cramer's sister company will borrow more funds than anticipated under the Rotherwood credit facility, which would further reduce the Company's borrowing capacity under the Rotherwood credit facility

               o The effect of new laws and regulations o Unexpected additional expenses or operating losses

               o    Competition

               o    The Company's reliance on certain vendors for key components

               o Deferred plant maintenance and the cost of future maintenance

          The foregoing list of risks and uncertainties is not meant to be complete.

B.        QUESTIONS ABOUT THE COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN

          In light of our continuing losses and negative cash flow and the other contingencies cited in Item 1 - "Business - Substantial Doubt About the Company's Ability to Continue as a Going Concern" and in the report of our independent auditors on our 2000 financial statements, our auditors have issued a "going concern" opinion on our 2000 financial statements that raises substantial doubt about the Company's ability to continue as a going concern. The Board of Directors has retained new management who are performing a thorough review of Company operations and implementing a turnaround plan with the objective of generating positive cash flow and returning the Company to profitability. If new management is unsuccessful in achieving these objectives, or if the Company's access to capital becomes impaired, the Company may not remain viable and may have to cease operations or find a buyer for the Company, which cannot be assured.

C.        SUMMARY OF OPERATIONS

          At $13,097,000, net sales in 2000 increased by $404,000, or 3.2%, over
          1999. This increase was due to an 18% increase in sales of utility products to catalog distributors. The increase in utility products was offset by a 4% decline in sales of the Company's seating line to furniture dealers. This decrease was primarily due to greater competition in the 24 hour, heavy duty seating market which affected the Company's Triton seating line.

          The Company's order backlog at the end of December 2000 was $1,189,000, an increase of $189,000 over 1999.

          As a percentage of net sales, gross margins in 2000 were 25.5% as compared to 28.2% in 1999. This decrease in gross margins was largely the result of three factors: (1) a write-down of raw materials and finished goods inventory due to product discontinuance and obsolescence, including abandonment of the proprietary keyboard line,
          (2) additional inventory carrying costs associated with the unsuccessful implementation of a Kanban production control system, and
          (3) decreased direct labor productivity.

          Total operating expenses during 2000 were $3,916,000, compared to $3,675,000 during 1999.

          Fiscal year 2000 interest expense of $222,000, when compared to 1999 interest expense of $122,000, increased by $100,000. In light of the Company's cash flow difficulties, the Company has been utilizing the Rotherwood revolving line of credit more extensively, as evidenced by the comparison of year ending borrowing balances of $2,302,000 in 2000 and $1,842,000 in 1999.

          The Company incurred a net loss before tax of $1,017,000 in 2000, compared to a loss of $292,000 in 1999. Included in the 2000 loss are charges for the discontinued keyboard business totaling $363,000. Additional charges for bad debt expense and obsolete inventory totaled $19,000 and $219,000, respectively.

D.        FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

          The Company's trade accounts receivable increased by $246,000 from December 31, 1999 to December 31, 2000. A portion of the increase was due to the timing of sales. Gross sales in December 2000 were $1,287,000 or $186,000 greater than sales in the month of December 1999. Day sales in receivables increased from 40 at December 1999 to 43 at December 2000.

          Inventories increased by $203,000 from $1,355,000 to $1,558,000 during the period from December 31, 1999 to December 31, 2000. Implementation and management of the Kanban system resulted in an increase rather than the intended decrease in inventory levels. In addition, raw and WIP inventories were increased to support a large, end-of-year chair order.

          Prepaid expenses and other current assets decreased by a net $27,000 during the year ended December 31, 2000. Production related supplies, categorized as a prepaid expense, were written down by $64,000 to reflect the current inventory levels.

          Capital expenditures totaled $273,000 during 2000, before the write-off of tooling expense related to the discontinuance of the keyboard product line. Approximately $45,000 consisted of programming and development costs for the Company's two web sites, $72,000 for new electrical wiring and fixtures, $50,000 for upgrades to old electrical wiring, and $25,000 for new data processing equipment.

          The Company's accounts payable balance at December 31, 2000 increased by $538,000 over the December 31, 1999 balance. This increase was due to delaying payments to vendors.

          The Company continued to participate in a $2,600,000 credit facility provided by Firstar Bank. This facility is secured by a $2,000,000 letter of credit from Rotherwood Ventures LLC ("Rotherwood"), the Company's parent, and security interests in Cramer assets and the assets of Pacer Corporation, a company owned by Rotherwood. Both Cramer and Pacer have guaranteed repayment of the total amount borrowed under the credit facility. Management believes that the Company would not be able to secure financing of this nature without the credit enhancements provided by Pacer and Rotherwood. Management also believes that access to this larger credit facility more than offsets the risk of potential exposure under Cramer's guarantee of Pacer's borrowings if a letter of credit issued on behalf of Pacer under the credit facility is drawn against and Pacer does not reimburse the lender therefor, or if Pacer otherwise utilizes the credit facility and defaults in repayment of amounts owed by it under the facility. The interest rate charged on outstanding borrowings was one-half of one percent above the Bank's prime interest rate. Management believes this was a lower interest rate than the rate Cramer would be required to pay if it tried to finance its working capital needs by itself. The Company may borrow up to the maximum amount of the credit facility, less the face amount of letters of credit issued on behalf of Pacer plus any amounts borrowed by Pacer. (See Note 3 to the Financial Statements)

          A letter of credit in the amount of $139,000 has been issued on behalf of Pacer under the credit facility. The letter of credit is in the nature of a performance surety in favor of the state of Wyoming. The Company's borrowing capacity under the credit facility is reduced by the $139,000 face amount of the Pacer letter of credit. There is a risk that Cramer will not have access to sufficient funds to support its operations if Pacer obtains additional letters of credit or borrows additional funds under the credit facility. Pacer has no indebtedness incurred or letters of credit issued under the credit facility other than the $139,000 letter of credit, and this situation is expected to continue throughout the remainder of the credit facility's term ending August 2001. The Company has access to Pacer's financial condition and information about Pacer's potential need to use any additional portion of this facility. Therefore, management believes it would be able to anticipate any credit shortages that may arise from Pacer's potential additional use of the facility in time to seek new or additional sources of capital; however, the Company's ability to obtain substitute capital cannot be assured in light of its financial condition and its failure to comply with the net worth covenant under the credit facility (see below).

          The Company is not in compliance with the financial net worth covenant in the loan agreement governing the credit facility. Accordingly, there is a risk the bank could curtail the Company's right to borrow additional funds under the credit facility, require the Company to prepay all or a portion of the principal balance under the credit facility prior to the maturity date, or fail to renew the credit facility when it matures in August 2001. Any such action would make it much more difficult for the Company to support operations and achieve positive cash flow and profitable operations, and could require the Company to curtail operations. Management does not currently anticipate that the bank will take any of these actions.

          The Company has been assessed $117,500 in OSHA penalties (see "Production, Patents, Trademarks and Government Regulation" in Item I) which will have a material adverse affect on the Company's business and financial condition unless the penalties are substantially reduced or suspended, which management believes can be achieved but which cannot be assured.

          Assuming the above problems are adequately resolved, management believes it will improve the Company's profitability and cash flow in 2001. As discussed above, the Company has already restructured management and refocused its sales efforts away from the direct-to-end user sales channels. This restructuring will also allow sales management to focus greater effort on the Company's core contract seating and utility product business. While sales of Tritons to contract furniture dealers have decreased recently, management expects these sales will be replaced by sales of the Company's new RhinoPlus seating line and other new proprietary products. These products were recently introduced and have gathered favorable reviews. Finally, direct labor production costs are expected to decrease in 2001 as the Company gains experience with new cellular manufacturing techniques that are being implemented. As a result, management is hopeful that the Company's access to the $2,600,000 credit facility, along with cash generated from future operations, will be adequate to meet future operating requirements and liquidity needs. However, the continuing viability of the Company as a going concern will depend on management's ability to increase sales, achieve positive cash flow, restore the Company to profitability, avoid a curtailment of borrowing capacity or acceleration of the debt under the Rotherwood credit facility, and reduce or suspend the OSHA penalties, none of which can be assured.

ITEM 7. FINANCIAL STATEMENTS

The following financial statements of Cramer, Inc., are included herewith:

                                                                       Page No.
                                                                       --------
Independent Auditors Report                                               F-1

Balance Sheet - December 31, 2000                                         F-2

Statements of Operations for the Years Ended
December 31, 2000 and 1999                                                F-3

Statements of Stockholders' Equity (Deficit) for the Years
Ended December 31, 2000 and 1999                                          F-4

Statements of Cash Flows for the Years Ended
December 31, 2000 and 1999                                                F-5

Notes to Financial Statements                                             F-6

Independent Auditors' Report



To the Board of Directors and Stockholders of Cramer, Inc.
Kansas City, Kansas

We have audited the accompanying balance sheet of Cramer, Inc. (a majority-owned subsidiary of Rotherwood Ventures, LLC) as of December 31, 2000 and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the two years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2000, and the results of its operations and its cash flows for each of the two years in the period then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's recurring losses from operations, cash flow difficulties, negative working capital, stockholders' capital deficiency and lack of compliance with debt covenants raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Deloitte & Touche LLP

Deloitte & Touche LLP
Kansas City, Missouri
May 4, 2001

                                  CRAMER, INC.
                                  BALANCE SHEET
                    (Amounts in Thousands, Except Share Data)


ASSETS                                                                 December 31, 2000
                                                                       -----------------
     Current Assets:
         Accounts receivable, net of allowance                              $ 1,509
         Inventories, net of allowance                                        1,558
         Prepaid expenses and other current assets                              336
                                                                            -------
                  Total Current Assets                                        3,403
     Property, Plant and Equipment, net                                         818
     Other Assets:
         Intangible pension asset                                                56
                                                                            -------

     Total Assets                                                           $ 4,277
                                                                            =======

LIABILITIES AND STOCKHOLDERS' DEFICIT
     Current Liabilities:
         Cash overdrafts                                                    $   282
         Note payable                                                         2,302
         Accounts payable                                                     1,004
         Accrued liabilities                                                    664
                                                                            -------

                  Total Current Liabilities                                   4,252

     Noncurrent Liabilities:
         Pension benefits payable                                               316
         Other                                                                  185
                                                                            -------

                  Total Noncurrent Liabilities                                  501

COMMITMENTS AND CONTINGENCIES (Note 6)
     Stockholders' Deficit:
         Common stock, no par value; authorized, 6,000,000
              shares; issued and outstanding 4,051,400 shares                 3,824
         Accumulated deficit                                                 (3,996)
                                                                            -------
                                                                               (172)
         Accumulated Other Comprehensive Income (Loss)                         (304)
                                                                            -------

                  Total Stockholders' Deficit                                  (476)
                                                                            -------

         Total Liabilities and Stockholders' Deficit                        $ 4,277
                                                                            =======


The accompanying notes are an integral part of these financial statements

                                  CRAMER, INC.
                            STATEMENTS OF OPERATIONS
                  (Amounts in Thousands, Except Per Share Data)

                                             Year Ended December 31,
                                               2000        1999
                                             --------    --------
Net Sales                                    $ 13,097    $ 12,693
Cost of Sales                                   9,756       9,119
                                             --------    --------

Gross Profit                                    3,341       3,574

Operating Expenses:
     Selling                                    2,405       2,485
     General and administration                 1,222       1,190
     Impairment of Intangibles                    289           0
                                             --------    --------

             Total Operating Expenses           3,916       3,675
                                             --------    --------

             Loss from Operations                (575)       (101)

Other Expense:
     Interest expense                            (222)       (122)
     Other                                       (220)        (69)
                                             --------    --------

             Loss Before Income Taxes          (1,017)       (292)

Income Taxes                                        0           0
                                             --------    --------
Net Loss                                     $ (1,017)   $   (292)
                                             ========    ========

Net Loss Per Common
       Share - Basic and Diluted             $  (0.25)   $  (0.07)
                                             ========    ========

Weighted Average Number of Common and
     Common Equivalent Shares Outstanding,
     basic and diluted                          4,051       4,051
                                             ========    ========


The accompanying notes are an integral part of these financial statements.

                                CRAMER, INC.
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                             (Amounts in Thousands)

                                                                                       Accumulated
                                                                                          Other            Total
                                                    Number of    Common   Accumulated  Comprehensive   Stockholders'
                                                      Shares      Stock     Deficit    Income (Loss)   Equity (Deficit)
                                                    ---------   --------  -----------  -------------   ---------------
Balance at January 1, 1999                              4,051   $  3,824   $(2,687)      $  (267)         $   870

Comprehensive Income

      Net Loss                                                                (292)                          (292)

      Adjustment to Additional Minimum
          Pension Liability                                                                   70               70
                                                                                                          -------

      Total Comprehensive Loss                                                                               (222)
                                                     --------   --------   -------       -------          -------
Balance at December 31, 1999                            4,051      3,824    (2,979)         (197)             648

Comprehensive Income

       Net Loss                                                             (1,017)                        (1,017)

        Adjustment to Additional Minimum
         Pension Liability                                                                  (107)            (107)
                                                                                                            -----

     Total Comprehensive Loss                                                                              (1,124)
                                                     --------   --------   -------       -------          -------
Balance at December 31, 2000                            4,051   $  3,824   $(3,996)      $  (304)         $  (476)
                                                     ========   ========   =======       =======          =======

The accompanying notes are an integral part of these financial statements.

                                  CRAMER, INC.
                            STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)

                                                                   Year Ended December 31,
                                                                      2000      1999
                                                                      ----      ----
Cash flows from operating activities:
     Net loss                                                        $(1017)   $(292)
     Adjustments to reconcile net income (loss) to net
        cash used in operating activities:
         Depreciation and amortization                                  267      251
         Impairment of intangibles                                      289        0
         Changes in operating assets and liabilities:
              Accounts receivable                                      (246)    (149)
              Inventories                                              (203)     128
              Prepaid expenses and other current assets                 (27)     (79)
              Intangible pension asset                                   52       52
              Accounts payable and accrued liabilities                  725      (87)
              Noncurrent pension benefits payable                       (92)    (123)
              Other noncurrent liabilities                              (43)     (28)
                                                                      -----    -----

              Net cash used in operating activities                    (295)    (327)

Cash flows from investing activities:
     Capital expenditures, net of proceeds from sales of
     property, plant and equipment                                     (250)    (228)
                                                                      -----    -----

              Net cash used in investing activities                    (250)    (228)

Cash flows from financing activities:
     Net change in cash overdraft                                        85       72
     Net change in revolving line of credit                             460      627
                                                                      -----    -----

                Net cash provided by financing activities               545      699

Net increase (decrease) in cash                                           0        0
Cash at beginning of year                                                 0        0
                                                                      -----    -----

Cash at end of year                                                   $   0    $   0
                                                                      =====    =====

Supplemental disclosures of cash flow information:
     Cash paid during the year for:
         Interest                                                     $ 222    $ 125
                                                                      =====    =====
         Income tax                                                   $   0    $   0
                                                                      =====    =====


The accompanying notes are an integral part of these financial statements.

                                  CRAMER, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     Years ended December 31, 2000 and 1999

1.   SUMMARY OF ACCOUNTING POLICIES

     ORGANIZATION

     Cramer, Inc. ("Cramer" or "the Company") is a manufacturer of a variety of products for office and industrial use. The Company believes that all of its operations are in one segment. The Company sells its products throughout the United States. International sales are limited. The Company's principal customers are office furniture dealers (seating products) and wholesale catalog distributors (utility and seating products). Cramer is a 51% owned subsidiary of Rotherwood Ventures LLC ("Rotherwood"), a Minneapolis, Minnesota based holding company.

     SUBSTANTIAL DOUBT ABOUT ABILITY TO CONTINUE AS A GOING CONCERN AND MANAGEMENT'S PLAN TO ADDRESS THIS UNCERTAINTY

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. As discussed herein, the Company has experienced operating losses and negative operating cash flow, negative working capital, a stockholders' capital deficiency and lack of compliance with loan covenants, raising substantial doubt about the Company's ability to continue as a going concern.

     The Company has new operating management which is implementing a turnaround plan to address the uncertainty about the Company's ability to continue as a going concern through efforts to restore positive cash flow and profitability.

     The Company experienced recurring losses from operations, cash flow difficulties and negative working capital during 1999 and 2000 and had a stockholders' capital deficiency at December 31, 2000. As a result, the Company is not in compliance with the financial net worth covenant in its bank credit agreement. These conditions were primarily caused by a variety of factors: the Company's proprietary keyboard product line failed to generate sufficient revenues to enable the Company to recoup its investment in those products; the direct-to-end user marketing strategy previously implemented by the Company did not achieve its objectives; and a Kanban inventory control system installed by the Company did not achieve the desired result of reducing inventory levels. In addition, operating management of the Company had allowed the Company's facility and operations to deteriorate.

     The Board of Directors has responded to the uncertainty about the Company's continued viability as a going concern and the conditions which created that uncertainty by adopting a program to reform operating management and restore the Company to positive cash flow and profitability. The Board appointed a new Chief Executive Officer, who terminated the executives who served as President and Chief Operating Officer, Chief Financial Officer and Vice President of Sales and Marketing during 1999 and 2000. The Company also eliminated a senior marketing position and changed or restructured various supervisory positions. Two turnaround professionals were also retained to perform defined duties in the areas of accounting/finance and shopfloor/production methods.

     Following the appointment of the new CEO on January 24, 2001, the Company's new management conducted a thorough review of the Company's operations and strategies. As a result of that review, certain assets (principally related to the failed proprietary keyboard line, Legends seating line and certain other discontinued or slow selling products) and other assets were adjusted as of December 31, 2000 to reflect new management's estimate of their net realizable value.

     New management has conducted a thorough evaluation of the Company's product lines and marketing and manufacturing practices. As a result, new management has instituted the following changes designed to achieve positive cash flow and return the Company to profitability:

          o    The proprietary keyboard product line has been discontinued

          o The direct-to-end-user marketing strategy has been deemphasized as a Cramer activity

          o Obsolete and weak performing seating and ladder products have been eliminated

          o Marketing efforts are being concentrated on the Company's core products and sales channels that have performed well in the past

          o    Financial accounting and reporting practices have been improved

          o Manufacturing and inventory management practices have been improved

     New management will continue to evaluate the Company's products, methods and operations in an effort to improve Company performance, achieve positive cash flow and restore profitability. Management is optimistic these goals can be achieved, but there can be no assurance these measures will be successful.

     On April 23, 2001, the Federal Occupational Safety and Health Administration levied substantial fines against the Company (see Note 6). Management believes it will be successful in obtaining a reduction or suspension of the fines, but there can be no assurance of this. If the fines are not substantially reduced or suspended, restoring the Company to positive cash flow and profitability will become more difficult.

     INVENTORIES

     Inventories are valued at the lower of cost (determined by the first-in, first-out method) or market. The closing inventory is comprised of raw material of $1,067,000, work in progress of $490,000, finished goods of $163,000 and reserves for obsolescence and shrinkage of $162,000.

     PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are carried at cost. Depreciation is provided for in amounts sufficient to charge the cost of depreciable assets to operations over their estimated service lives, principally on a straight-line basis.

                                                                                          Estimated
                                                                                           Useful
                                                                          Cost              Life
                                                                      (In Thousands)     (In Years)
                                                                      --------------     ----------
              Land                                                       $   29               --
              Buildings                                                     908            20 - 40
              Machinery and Equipment                                     3,848             3 - 10
              Furniture and Office Equipment                              1,402             5 - 10
                                                                         ------
                                                                          6,187
              Less Accumulated Depreciation                               5,369
                                                                         ------
              Net Property, Plant and Equipment                          $  818
                                                                         ======

     INCOME TAXES

     Income taxes have been provided for using the liability method in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes.

     USE OF ESTIMATES

     The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     WARRANTIES

     Depending on the model, the Company warranties its products for periods up to 15 years. The Company's reserve for anticipated warranty costs of $100,000 is included in accrued liabilities. The warranty reserve is estimated based on durability testing, engineering studies, and actual costs incurred in prior years.

     EARNINGS PER SHARE

     Basic and Diluted Earnings Per Share are calculated in accordance with the provisions of SFAS No. 128, Earnings Per Share. Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. All stock options granted in prior years have expired. There were no stock options exercised during FY 2000. The stock option plan itself has expired, therefore there will be no dilutive effect from the stock option program.

     NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133, as amended by SFAS No. 137 and 138, establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This Statement is effective for the Company for periods beginning in the first quarter of fiscal year 2001. The Company has not participated in derivative instruments and does not intend to do so in the future. Therefore, management believes that the adoption of the provisions of SFAS No. 133 will result in no transitional adjustment or have any material impact on its financial statements

2.  BENEFIT PLANS

Defined Benefit Plan

     The Company has a defined benefit pension plan covering all of its bargaining unit employees working as of September 30, 1988. Effective September 30, 1988, the plan was amended to freeze future benefit accruals. As a result of freezing the benefits, no further benefits accrue to plan participants. The amount of pension a participant will receive was frozen at $9.00 multiplied by the number of years of service from the later of the date of hire or January 1, 1942, through September 30, 1988. Effective September 30, 1988, new employees have not accrued benefits under the defined benefit plan. The

     Company's funding of the plan is equal to, or exceeds, the minimum contribution required by ERISA and totaled $114,000 and $154,000 in 2000 and 1999, respectively.

     Net pension costs included the following components (in thousands):

                                                         Year Ended December 31,
                                                             2000    1999
                                                             ----    ----
Service cost - benefits earned during the period             $  0    $  0
Interest cost on projected benefit obligation                  58      58
Expected return on plan assets                                (43)    (38)
Net amortization and deferral                                  59      63
                                                             ----    ----

         Total pension costs                                 $ 74    $ 83
                                                             ====    ====

     Net regular periodic pension cost was calculated using the following assumptions:

                                                             Year Ended December 31,
                                                               2000         1999
                                                               ----         ----
              Weighted Average Discount Rate                   7.50%        7.50%
              Expected Long-Term Rate of Return                8.00%        8.00%

     The plan's funded status as of December 31, 2000 is summarized below (in thousands):

Actuarial present value of projected benefit obligation             $ 781
Plan assets at fair value                                             465
                                                                    -----
Projected benefit obligation in excess of plan assets                (316)
Remaining unrecognized net transition obligation                       56
Unrecognized net loss                                                 304
Adjustment required to recognize minimum liability                   (360)
                                                                    -----

Net pension liability recognized                                    $(316)
                                                                    =====

     An intangible asset of $56,000 equal to the unrecognized prior service cost and transition obligation has been included in the balance sheet. The remaining additional minimum liability of $304,000 related to the unrecognized net loss has been recorded as a decrease in stockholders' equity at December 31, 2000. The change in this amount during 2000, $107,000, has been included as a component of other comprehensive income.

     The fair value of plan assets changed from December, 31, 1999 to December 31, 2000 as follows (in thousands):

     Fair value of plan assets at December 31, 1999               $503
     Contributions                                                 114
     Benefit payments                                             (100)
     Investment return net of investment expenses                  (52)
                                                                  ----

     Fair value of plan assets at December 31, 2000               $465
                                                                  ====

     The projected benefit obligation changed from December 31, 1999 to December 31, 2000 as follows (in thousands):

     Projected benefit obligation at December 31, 1999           $(805)
     Pension costs                                                 (58)
     Benefits paid                                                 100
     Actuarial gains and losses                                    (18)
                                                                 -----

     Projected benefit obligation at December 31, 2000           $(781)
                                                                 =====

     Plan assets are held by trust funds devoted to servicing pension benefits and are invested in a diversified portfolio of fixed income and equity securities.

     In providing the Defined Benefit Plan analysis, the Company relied upon information provided by an independent actuary.

     DEFINED CONTRIBUTION PLAN

     The Company sponsors a 401(k) plan covering substantially all employees. Participants may contribute from 1% to 15% of compensation, subject to annual limitations. Company contributions are at the discretion of the Board of Directors. In 1999, the Company instituted a matching contribution equal to 25% of a participant's contribution that is less than or equal to 6% of gross salary. Total Company contributions consisted solely of matching contributions in 2000 and 1999 and were $19,000 and $18,000, respectively.

3.  SHORT-TERM BORROWINGS

     The Company, Rotherwood and Pacer (a subsidiary of Rotherwood) participate in a combined credit facility with Firstar Bank. At December 31, 2000, the credit facility provides Rotherwood and the participating businesses with access to a revolving line of credit of $2,600,000 with interest charged at a rate of one-half of a percent more than the Bank's prime rate. Other than a $139,000 letter of credit issued on behalf of Pacer, the Company accounted for 100% of these borrowings at December 31, 2000 . The principal amount drawn by the Company on the line of credit at fiscal year end was $2,302,000. The Company's borrowing capacity is reduced by the face amount of the Pacer letter of credit and any additional letters of credit issued on behalf of or borrowings by Pacer under the credit facility.

     The combined credit facility, which matures in August 2001, is secured by the general intangibles, inventory, accounts receivable and equipment of the Company and Pacer. Rotherwood has provided the Bank with a $2,000,000 letter of credit as additional collateral for the loan.

     The Company and Pacer have guaranteed repayment of the total debt to Firstar Bank. Other than the commitment represented by the $139,000 Pacer letter of credit, there were no amounts drawn on the line of credit by Pacer at December 31, 2000. The letter of credit is in the nature of a performance surety on behalf of the state of Wyoming. Because of the minimal amounts historically borrowed by Pacer and the purpose for which the letter of credit was obtained, the Company's management believes that there is minimal risk associated with the Company's guarantee of Pacer's borrowings under the credit facility.

     The Company is not in compliance with the net worth covenant in the loan agreement governing the credit facility. Accordingly, there is a risk the bank could curtail the Company's right to borrow additional funds under the credit facility, require the Company to prepay all or a portion of the principal balance under the credit facility prior to the maturity date, or fail to renew the credit facility when it matures in August 2001. Any such action would make it much more difficult for the Company to support operations and achieve positive cash flow and profitable operations, and could require the Company to curtail operations. Management does not currently anticipate that the bank will take any of these actions.

4.   INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 2000 are as follows (in thousands):

Deferred tax assets:
    Net operating loss carryforwards               $ 4,011
    Tax credit carryforwards                           317
    Pension costs                                      102
    Product liability accrual                           72
    Accrued compensation and vacations                  22
    Warranty accrual                                    39
    Inventories                                         86
    Other - net                                         37
                                                   -------

Total deferred tax assets                            4,686
Deferred tax liabilities                               (16)
                                                   -------

Net deferred tax asset                               4,670
Valuation allowance                                 (4,670)
                                                   -------
                                                   $     0
                                                   =======

A reconciliation of the income tax provision (benefit) to the amounts computed at the federal statutory rate is as follows (in thousands):

                                                         Year Ended December 31,
                                                               2000     1999
                                                              -----    -----
Tax benefit provision (benefit) at statutory rate             $(333)   $ (99)
State income taxes, net of federal taxes                        (45)     (13)
Changes in valuation reserve related to
    utilization or generation of net operating
      loss carryforward                                         381      117
Other                                                            (3)      (4)
                                                              -----    -----
                                                              $   0    $   0
                                                              =====    =====

     At December 31, 2000, the Company has available the following net operating loss and credit carryforwards to reduce future income taxes. These amounts are subject to applicable limitations (in thousands).

                                                       Amount      Expiration
                                                     Available        Dates
                                                     ---------     ----------
              Net operating losses                     $10,287     2001 - 2017
              Tax credits                              $   317     2001

5.   FINANCIAL INSTRUMENTS

     The Company grants credit to customers who meet the Company's pre-established credit requirements. Credit losses are provided for in the Company's financial statements based on factors surrounding the credit risk of specific customers, historical trends and other information and have consistently been within management's expectations.

     Approximately 1,200 customers purchased from the Company in Fiscal Year 2000, accounting for the total sales of $13,097,000. The Company's top 10 customers comprised $4,547,000 or 35% of total sales. The Company's largest customer purchased $933,000 in Fiscal Year 2000, accounting for 7% of total sales.

     At December 31, 2000, the carrying value of the Company's cash, accounts receivable, and accounts payable approximate fair value. Based on borrowing rates currently available to the Company for bank loans with similar terms and collateral, the fair value of the Company's short-term notes payable approximates their carrying value.

6.   COMMITMENTS AND CONTINGENCIES

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

     The Company has been assessed OSHA penalties aggregating $117,500 as a result of an inspection conducted in 2000. The Company has requested a reduction or suspension of the fines, but there can be no assurance it will be successful in this regard. Based on management's best estimates, an accrual of $35,000 has been recorded at December 31, 2000.

7.   RELATED PARTY TRANSACTIONS

     Rotherwood, the Company's majority owner, provides management services to the Company. In 2000 and 1999, the cost to the Company for these services was approximately $28,000 and $32,000, respectively.

8.   STOCK OPTION PLAN

     In 1989, the Company implemented a stock option plan (the "Plan") which provided for the grant of incentive awards to directors, officers and other key employees. The Plan expired in 2000. There were no stock option grants or shares exercised under this plan in 1999 or 2000.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

     The Company appointed a new accounting firm to audit the Company's financial statements for the 2001 fiscal year. See the Company's Current Reports on Form 8-K and Form 8-K/A dated May 21, 2001 and incorporated by reference herein for a discussion of the change in auditing firms.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT - This information will be included in the Company's 2001 Proxy Statement pursuant to Section 14A of the Securities Exchange Act and is incorporated by reference herein.

ITEM 10. EXECUTIVE COMPENSATION - This information will be included in the Company's 2001 Proxy Statement pursuant to Section 14A of the Securities Exchange Act and is incorporated by reference herein.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT - This information will be included in the Company's 2001 Proxy Statement pursuant to Section 14A of the Securities Exchange Act and is incorporated by reference herein.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - This information will be included in the Company's 2001 Proxy Statement pursuant to Section 14A of the Securities Exchange Act and is incorporated by reference herein.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

Number

2.1 Floating Arms Asset Purchase Agreement dated October 31, 1997 (previously filed)
10       1996 Loan Documents - Mark Twain Bank  (previously filed)



There were no current reports filed on Form 8-K by the Company during 2000.

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, as duly authorized.

                                  CRAMER, INC.



6/29/01                           /s/ Gregory Coward
                                  -------------------------------
                                  Gregory Coward
                                  Chief Executive Officer
                                  (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.



6/29/01                           /s/ James R. Zicarelli
                                  -------------------------------
                                  James R. Zicarelli
                                  Director



6/29/01                           /s/ David E. Crandall
                                  -------------------------------
                                  David E. Crandall
                                  Director



6/29/01                           /s/ Gregory Coward
                                  -------------------------------
                                  Interim Chief Financial Officer
                                  (Principal Financial and Accounting Officer)

                                  INDEX TO EXHIBITS


Exhibit
Number              Description
------              -----------
2.1      Floating Arms Asset Purchase Agreement dated October 31, 1997
         (previously filed)
10       1996 Loan Documents - Mark Twain Bank (previously filed)