Form 10QSB
period 2001-04-01
CRAMER INC
filed 2001-07-26
CIK 319497

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              450 Fifth Street, NW
                             Washington, D.C. 20549

                                   FORM 10-QSB



(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                           For the quarterly period ended 4/1/01

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,041,400 shares of common stock, no par value as of June 30, 2001.

                          PART I. FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS

                                  CRAMER, INC.
                                  BALANCE SHEET
                                    UNAUDITED
                    (Amounts in Thousands, Except Share Data)

              ASSETS                                                             4/1/01        12/31/00
                                                                                --------       --------
CURRENT ASSETS:
     Accounts receivable, net of allowance of $50                                  1,175          1,509
     Inventories                                                                   1,292          1,558
     Prepaid expenses                                                                349            336
                                                                                --------       --------
              Total current assets                                                 2,816          3,403

PROPERTY, PLANT AND EQUIPMENT
     At cost                                                                       6,204          6,187
     Accumulated depreciation                                                      5,420          5,369
                                                                                --------      ---------
                                                                                     784            818
OTHER ASSETS:
     Intangible pension asset                                                         56             56
                                                                                --------      ---------


              Total Assets                                                      $   3656      $   4,277
                                                                                ========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Cash overdrafts                                                            $    202      $     282
     Note payable                                                                  2,271          2,302
     Accounts payable                                                                673          1,004
     Accrued liabilities                                                             625            664
                                                                                --------      ---------
              Total current liabilities                                            3,771          4,252

NONCURRENT LIABILITIES:
     Pension benefits payable                                                        310            316
     Other                                                                           202            185
                                                                                --------      ---------
              Total noncurrent liabilities                                           512            501

STOCKHOLDERS' EQUITY:
     Common stock, no par value; authorized, 6,000,000 shares; issued and outstanding 4,041,400 shares at June 30, 2001
         and 4,051,400 at December 31, 2000                                        3,824          3,824
     Accumulated deficit                                                          (4,147)        (3,996)
                                                                                --------      ---------
                                                                                    (323)          (172)
     Minimum pension liability adjustment                                           (304)          (304)
                                                                                --------      ---------
              Net stockholders' equity                                              (627)          (476)
                                                                                --------      ---------

              Total Liabilities and Stockholders' Equity                        $  3,656      $   4,277
                                                                                ========      =========

                                  CRAMER, INC.
                              STATEMENTS OF INCOME
                                    UNAUDITED
                  (Amounts in Thousands, Except Per Share Data)


                                                                                                     THREE MONTHS ENDED
                                                                                                4/1/01               4/02/00
                                                                                               ---------             --------
NET SALES                                                                                      $   3,298             $  3,483
COST OF SALES                                                                                      2,574                2,529
                                                                                               ---------             --------
              Gross profit                                                                           724                  954

OPERATING EXPENSES:
     Selling expenses                                                                                524                  676
     General and administrative                                                                      297                  314
                                                                                               ---------             --------
              Total operating expenses                                                               821                  990
                                                                                               ---------             --------

              Income (loss) from operations                                                          (97)                 (36)

OTHER EXPENSE:
     Interest expense, net                                                                           (54)                 (45)
     Other, net                                                                                       (0)                  (2)
                                                                                               ---------             --------
              Total other expense                                                                    (54)                 (47)
                                                                                               ---------             --------

INCOME (LOSS) BEFORE INCOME TAXES                                                                   (151)                 (83)
INCOME TAX EXPENSE (BENEFIT)                                                                           0                    0
                                                                                               ---------             --------

NET INCOME (LOSS)                                                                             $     (151)            $    (83)
                                                                                              ==========             ========

     Net income (loss) per share based on weighted
         average number of common equivalent
         shares outstanding - basic and diluted                                                    (0.04)            $  (0.02)

     Weighted Average Common Equivalent
         Shares Outstanding:       Basic                                                       4,041,400            4,051,400
                                   Diluted                                                     4,041,400            4,051,400





These interim financial statements include all adjustments required for them not to be misleading.

                                  CRAMER, INC.
                            STATEMENTS OF CASH FLOWS
                                    UNAUDITED
                             (Amounts in Thousands)

                                                                                          Three Months Ended
                                                                                         4/1/01        4/02/00
                                                                                         ------        -------
Cash flows from operating activities:
     Net income (loss)                                                                   $ (151)       $  (83)
     Adjustments to reconcile net income to net cash
         provided by (used in) operating activities:
         Depreciation and amortization                                                       51            53
         Changes in operating assets and liabilities:
              Accounts receivable                                                           334          (354)
              Inventories                                                                   266          (277)
              Prepaid expenses                                                              (13)          (90)
              Other assets                                                                    0            12
              Accounts payable and accrued expenses                                        (450)          236
              Other noncurrent liabilities                                                   11           (46)
                                                                                         --------      --------

                      Net cash provided by operating activities                              48          (549)
                                                                                         --------      --------

Cash flows from investing activities:
     Capital expenditures                                                                   (17)          (98)
                                                                                         --------      --------


                      Net cash used by investing activities                                 (17)          (98)
                                                                                         --------      --------

Cash flows from financing activities:
     Principal payments on notes payable                                                    (31)       (3,621)
     Proceeds from issuance of notes payable                                                  0         4,342
                                                                                         --------      --------

                      Net cash provided by financing activities                             (31)          721
                                                                                         --------      --------

Net increase (decrease) in cash                                                               0            74
Cash at beginning of year                                                                     0            49
                                                                                         --------      --------

Cash at end of quarter                                                                   $    0        $  123
                                                                                         ========      ========

Supplemental disclosures:
     Cash paid during the period for:
         Interest                                                                        $   54        $   45
                                                                                         ========      ========
         Income tax                                                                      $    0        $    0
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


B.       SUMMARY OF OPERATIONS

         Sales for the quarter decreased $185,000 or 5.3% due to an overall slowing in the marketplace. A decline in the company's catalog sales comprised $177,000 of the sales decrease.

         As a percentage of net sales, gross margins in the first quarter of 2001 were 21.9% as compared to 27.3% in the first quarter of 2000. Manufacturing costs increased slightly over last year, resulting in the decline in margin. Materials cost increased approximately $17,000 over the previous quarter.

         Selling expenses in the first quarter of 2001, exclusive of commissions, decreased $152,000 or 22.4% as compared to the same period in 2000. Approximately $95,000 of the decrease can be attributed to elimination of payment for direct costs for the Minneapolis sales office.

         General and administrative expenses during the first quarters of 2001 decreased by $17,000 or 5.4% as compared to the same period in 2000.

         Interest expense of $54,000 increased 20% over the comparable period last year.

         Sales volumes and margins decreased during the first quarter of 2001 as compared to the same period in 2000, resulting in a loss of $151,000 for the quarter.


C.       FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         The Company's trade accounts receivable decreased by $334,000 or 22.1% from December 31, 2000 to March 31, 2001. The decrease reflects the reduced sales level and an overall increase in collections.

         Inventories decreased by $266,000 or 17.0% during the first quarter of 2001. The Company is maintaining a reduced stock of materials reflecting emphasis on just in time inventory management.

         Capital expenditures aggregated $17,000 during the first quarter of 2001 and consisted primarily of computer hardware and software purchases, as well as tooling and facility modifications relating to production.

         The Company's accounts payable decreased by $331,000 from the December 31, 2000 balance. The company's purchasing activity declined with the decrease in sales for the quarter.

         Notes payable decreased by $31,000 or 1.3% for the quarter. The Company continues to participate in a consolidated cash management and credit facility with its parent, Rotherwood Ventures LLC.

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



                                               CRAMER, INC.
                                               (Registrant)



Date: July 25, 2001                            /s/ Greg Coward
                                               -------------------------------
                                               Greg Coward
                                               Interim Chief Financial Officer