Form 10QSB
period 2001-07-01
CRAMER INC
filed 2001-08-22
CIK 319497

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              450 Fifth Street, NW
                             Washington, D.C. 20549

                                   FORM 10-QSB



(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                     For the quarterly period ended July 1, 2001

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,041,400 shares of common stock, no par value, as of August 1, 2001.

                          PART I. FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS

                                  CRAMER, INC.
                                  BALANCE SHEET
                                    UNAUDITED
                    (Amounts in Thousands, Except Share Data)

              ASSETS                                                                 7/1/01            12/31/00
                                                                                    -------            --------
CURRENT ASSETS:
     Accounts receivable, net of allowance of $50                                   $ 1,124            $ 1,509
     Inventories                                                                      1,107              1,558
     Prepaid expenses                                                                   393                336
                                                                                    -------            -------
              Total current assets                                                    2,624              3,403

PROPERTY, PLANT AND EQUIPMENT
     At cost                                                                          6,214              6,187
     Accumulated depreciation                                                         5,474              5,369
                                                                                    -------            -------
                                                                                        740                818
OTHER ASSETS:
     Intangible pension asset                                                            56                 56
                                                                                    -------            -------


              Total Assets                                                          $ 3,420            $ 4,277
                                                                                    =======            =======

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Cash Overdrafts                                                                $   234            $   282
     Note payable                                                                     2,145              2,302
     Accounts payable                                                                   717              1,004
     Accrued liabilities                                                                776                664
                                                                                    -------            -------
              Total current liabilities                                               3,872              4,252

NON-CURRENT LIABILITIES:
     Pension benefits payable                                                           307                316
     Other                                                                              165                185
                                                                                    -------            -------
              Total non-current liabilities                                             472                501

STOCKHOLDERS' EQUITY:
     Common stock, no par value; authorized, 6,000,000 shares;
         issued and outstanding 4,041,400 shares at July 1, 2001,
         issued and outstanding 4,051,400 shares at December 31, 2000                 3,819              3,824
     Accumulated deficit                                                             (4,439)            (3,996)
                                                                                    -------            -------
                                                                                       (620)              (172)
     Minimum pension liability adjustment                                              (304)              (304)
                                                                                    -------            -------
              Net stockholders' equity                                                 (924)              (476)
                                                                                    -------            -------

              Total Liabilities and Stockholders' Equity                            $ 3,420            $ 4,277
                                                                                    =======            =======

                                  CRAMER, INC.
                            STATEMENTS OF OPERATIONS
                                    UNAUDITED
                  (Amounts in Thousands, Except Per Share Data)



                                                                         QUARTER ENDED                       SIX MONTHS ENDED
                                                                  7/1/01             7/2/00             7/1/01             7/2/00
                                                               -----------        -----------        -----------        -----------
NET SALES                                                      $     2,519        $     3,299        $     5,817        $     6,782
COST OF SALES                                                        1,888              2,389              4,381              4,918
                                                               -----------        -----------        -----------        -----------
              Gross profit                                             631                910              1,436              1,864

OPERATING EXPENSES:
     Selling expenses                                                  497                745              1,021              1,421
     General and administrative                                        341                317                638                631
                                                               -----------        -----------        -----------        -----------
              Total operating expenses                                 838              1,062              1,659              2,052
                                                               -----------        -----------        -----------        -----------
              Loss from operations                                    (207)              (152)              (223)              (188)

OTHER INCOME (EXPENSE):
     Interest expense, net                                             (45)               (56)               (99)              (101)
     Other, net                                                        (74)               (27)              (121)               (29)
                                                               -----------        -----------        -----------        -----------
              Total other income (expense)                            (119)               (83)              (220)              (130)
                                                               -----------        -----------        -----------        -----------

LOSS BEFORE INCOME TAXES                                              (326)              (235)              (443)              (318)
INCOME TAX EXPENSE (BENEFIT)                                             0                  0                  0                  0
                                                               -----------        -----------        -----------        -----------

NET LOSS                                                       $      (326)       $      (235)       $      (443)       $      (318)
                                                               ===========        ===========        ===========        ===========

     Net loss per share based on weighted
         average number of common equivalent
         shares outstanding                                    $     (0.08)       $     (0.06)             (0.11)       $     (0.08)

     Weighted Average Common Equivalent
         Shares Outstanding               Basic                  4,041,400          4,051,400          4,041,400          4,051,400
                                        Diluted                  4,041,400          4,051,400          4,041,400          4,051,400


These interim financial statements contain all adjustments required for them to be comparable to the annual financial statements issued on Form 10KSB.

                                  CRAMER, INC.
                            STATEMENTS OF CASH FLOWS
                                    UNAUDITED
                             (AMOUNTS IN THOUSANDS)


                                                                                             SIX MONTHS ENDED
                                                                                         7/1/01           7/2/00
                                                                                         ------           ------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                                 $(443)           $(318)
Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:

     Depreciation and amortization                                                         106              141
     Changes in operating assets and liabilities:
         Accounts receivable                                                               385             (209)
         Inventories                                                                       451             (172)
         Prepaid expenses                                                                  (57)             (32)
         Accounts payable and accrued expenses                                            (223)             298
         Other non-current liabilities                                                     (29)             (90)
                                                                                         -----            -----

                      Net cash provided by (used by) operating activities                  190             (382)
                                                                                         -----            -----
Cash flows from investing activities:
     Capital expenditures                                                                  (28)            (227)
                                                                                         -----            -----

Cash flows from financing activities:
     Net cash provided (used) by financing activities                                     (162)             560
                                                                                         -----            -----

Net increase (decrease) in cash                                                              0              (49)
Cash at beginning of year                                                                                    49
                                                                                         -----            -----

Cash at end of quarter                                                                   $   0            $   0
                                                                                         =====            =====

Supplemental disclosures:
     Cash paid during the period for:
         Interest                                                                        $  99            $ 101
                                                                                         =====            =====
         Income tax                                                                      $   0            $   0
                                                                                         =====            =====

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

          - The potential inability of the Company's new marketing channels to generate sufficient sales to cover sales, marketing and introduction costs

         The foregoing list of risks and uncertainties is not meant to be complete. For an additional discussion of risks that may impact the Company's future operations, please review the company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000.

B.        SUMMARY OF OPERATIONS

         At $5,817,000, net sales in the first half of 2001 were $965,000 less than in the first half of 2000. Management attributes the company's decline in sales to an overall softening in the market for its products, as well as a strategic discontinuance of unprofitable product lines.

         Selling, and general & administrative expenses during the first half of 2001 decreased by $393,000 as compared to the same period in 2000. The decrease reflects management's efforts to reduce the Company's expenses.

         Primarily as a result of the decrease in sales, the Company experienced a $223,000 operating loss in the first half of 2001. This is an increase of $35,000 as compared to the net operating loss incurred in the same period in 2000.

         Net sales for the second quarter of 2001 were $2,519,000, $780,000 lower than the comparable quarter of 2000.

C.        FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         The Company's trade accounts receivable decreased by $385,000 from December 31, 2000 to July 1, 2001. The decrease is partially due to the decline in sales, as well as enhanced collection efforts.

         Inventories decreased by $451,000 during the first half of 2001. The difference represents less purchasing activity in conjunction with the decline in sales.

         Capital expenditures aggregated $28,000 during the first half of 2001, compared to $227,000 over the comparable period in 2000.

         The Company's accounts payable decreased by $335,000 from the December 31, 2000 balance.

         The Company's notes payable decreased by $157,000 during the first half of 2001, compared to an increase of $560,000 over the same period of 2000. The Company continues to participate in a consolidated cash management and credit facility with its parent, Rotherwood. (See discussion in Note 3 to the Financial Statements in the Company's 2000 Form 10KSB.) The credit facility is subject to renewal in August of 2001. Events during the past three months have decreased the certainty that the facility will be renewed by the current lender. In the first place, the Company has continued to operate at a loss and remains in violation of its financial net worth covenant under the loan. In the second, the parent, Rotherwood Ventures LLC, which has historically provided a $2 million letter of credit as collateral enhancement for the Company's working capital line of credit, has now informed the Company that it my not consent to renew the letter of credit on a permanent basis. Additionally, the lending parameters offered by the current lender, or through replacement financing, may not offer sufficient liquidity to allow the Company to continue current operations. These events increase the probability that the lender will not renew the loan and the probability that the Company may not remain viable as a going concern.

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

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On August 7, 2001, the Company held its Annual Shareholders Meeting. The Company's sharholders approved, pursuant to the Proxy Statement, the appointment of Directors and new Auditors for fiscal 2001.



ITEM 5.  OTHER INFORMATION

         None.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             CRAMER, INC.
                                             (Registrant)



Date: 8/21/01                                /s/ Greg Coward
    -----------                              -----------------------------------
                                             Greg Coward
                                             President