Form 10QSB
period 2001-09-30
CRAMER INC
filed 2001-11-14
CIK 319497

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              450 Fifth Street, NW
                             Washington, D.C. 20549

                                   FORM 10-QSB



(Mark One)
/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                               For the quarterly period ended September 30, 2001

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,041,400 shares of common stock, no par value, as of September 30, 2001.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                  CRAMER, INC.
                                 BALANCE SHEETS
                                    UNAUDITED
                    (Amounts in Thousands, Except Share Data)

              ASSETS                                                        9/30/01    12/31/00
                                                                            -------    --------
CURRENT ASSETS:
Cash                                                                        $   159    $     0
Accounts receivable, net of allowance of $24 at September 1, 2001,
   and $39 at December 31, 2000                                               1,187      1,509
Inventories     , net of allowance of $216 at September 1, 2001,
   and $202 at December 31, 2000                                                931      1,558
Prepaid expenses and other current assets                                       305        336
                                                                            -------    -------
              Total current assets                                            2,582      3,403

PROPERTY, PLANT AND EQUIPMENT
     At cost                                                                  6,214      6,187
     Accumulated depreciation                                                 5,530      5,369
                                                                            -------    -------
                                                                                684        818
OTHER ASSETS:
     Intangible pension asset                                                    56         56
                                                                            -------    -------

              Total Assets                                                  $ 3,322    $ 4,277
                                                                            =======    =======

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Cash Overdrafts                                                        $     0    $   282
     Note Payable                                                             2,314      2,302
     Accounts payable                                                           855      1,004
     Accrued liabilities                                                        681        664
                                                                            -------    -------
              Total current liabilities                                       3,850      4,252

NON-CURRENT LIABILITIES:
     Pension benefits payable                                                   306        316
     Other                                                                      176        185
                                                                            -------    -------
              Total non-current liabilities                                     482        501

STOCKHOLDERS' EQUITY:
     Common stock, no par value; authorized, 6,000,000 shares; issued and outstanding 4,041,400 shares at September 31, 2001
         and 4,051,400 at December 31, 2000                                   3,820      3,824
     Accumulated deficit                                                     (4,526)    (3,996)
                                                                            -------    -------
                                                                               (706)      (172)
     Minimum pension liability adjustment                                      (304)      (304)
                                                                            -------    -------
              Net stockholders' equity                                       (1,010)      (476)
                                                                            -------    -------

              Total Liabilities and Stockholders' Equity                    $ 3,322    $ 4,277
                                                                            =======    =======

                                  CRAMER, INC.
                              STATEMENTS OF INCOME
                                    UNAUDITED
                  (Amounts in Thousands, Except Per Share Data)

                                                            QUARTER ENDED              NINE MONTHS ENDED
                                                        9/30/01       10/1/00        9/30/01        10/1/00
                                                     -----------    -----------    -----------    -----------
NET SALES                                            $     2,628    $     3,165    $     8,445    $     9,947
COST OF SALES                                              1,888          2,268          6,291          7,186
                                                     -----------    -----------    -----------    -----------

              Gross profit                                   740            897          2,154          2,761

OPERATING EXPENSES:
     Selling expenses                                        435            555          1,499          1,976
     General and administrative                              337            279            980            910
                                                     -----------    -----------    -----------    -----------
              Total operating expenses                       772            834          2,479          2,886
                                                     -----------    -----------    -----------    -----------

              Income (loss) from operations                  (32)            63           (325)          (125)

OTHER EXPENSE:
     Interest expense, net                                   (48)           (58)          (147)          (159)
     Other, net                                              (17)           (21)           (56)           (50)
                                                     -----------    -----------    -----------    -----------
              Total other expense                            (65)           (79)          (203)          (209)
                                                     -----------    -----------    -----------    -----------

LOSS BEFORE INCOME TAXES                                     (97)           (16)          (528)          (334)
INCOME TAX BENEFIT                                             0              0              0              0
                                                     -----------    -----------    -----------    -----------

NET LOSS                                             $       (97)   $       (16)   $      (528)   $      (334)
                                                     ===========    ===========    ===========    ===========


     Net loss per share based on basic and diluted
          weighted average number of common
          equivalent shares outstanding              $     (0.02)   $     (0.00)   $     (0.13)   $     (0.08)

     Weighted Average Common Equivalent
         Shares Outstanding  Basic                     4,041,400      4,051,400      4,044,807      4,051,400
                             Diluted                   4,041,400      4,051,400      4,044,807      4,051,400

These interim financial statements contain all adjustments required for them to be comparable to the annual financial statements issued on Form 10KSB.

                                  CRAMER, INC.
                            STATEMENTS OF CASH FLOWS
                                    UNAUDITED
                             (Amounts in Thousands)


                                                                     Nine Months Ended
                                                                   9/30/01      10/1/00
                                                                   -------      -------
Cash flows from operating activities:
Net loss                                                            $(528)      $(334)
Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
     Depreciation and amortization                                    161         184
     Changes in operating assets and liabilities:
         Accounts receivable                                          322         (51)
         Inventories                                                  628         (86)
         Prepaid expenses                                              31        (119)
         Accounts payable and other current liabilities              (415)        308
         Other non-current liabilities                                (19)        (89)
                                                                    -----       -----

                      Net cash flows from operating activities        180        (187)
                                                                    -----       -----

Cash flows from investing activities:
     Capital expenditures                                             (28)       (242)
                                                                    -----       -----

Cash flows from financing activities:
         Net change in note payable                                    12         473
         Retirement of common stock                                    (5)          0
                                                                    -----       -----
Net cash flows from financing activities                                7         473

Net increase in cash                                                  159          44
Cash at beginning of year                                               0          49
                                                                    -----       -----

Cash at end of quarter                                              $ 159       $  93
                                                                    =====       =====

Supplemental disclosures:
     Cash paid during the period for:
         Interest                                                   $ 147       $ 159
                                                                    =====       =====
         Income tax                                                 $   0       $   0
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

         There are a number of reasons why investors should not place undue reliance on forward-looking statements. Among the risks and uncertainties that could cause the Company's actual results for future periods to differ materially from any forward-looking statements made are the following:

               o Fluctuations or reductions in product demand and market acceptance

               o  The level of product development by the Company

               o  Capacity and supply constraints or difficulties

               o  The results of financing efforts

               o  The effect of new laws and regulations

               o  Unexpected additional expenses or operating losses

               o  Competition

               o  The Company's reliance on certain vendors for key components.

         The foregoing list of risks and uncertainties is not meant to be complete.

B.       SUMMARY OF OPERATIONS

         At $8,445,000, net sales for the first three quarters of 2001 were $1,502,000 lower than the same period in 2000. The Company attributes its decline in sales to an overall softening in the marketplace for its products and discontinuance of certain products.

         The Company's backlog at the end of the third quarter of 2001 was $497,000, down $270,000 from the third quarter of 2000 backlog of $767,000.

         As a percentage of net sales, gross margins in the first nine months of 2001 were 25.5% as compared to 27.8% in the first nine months of 2000.

         At $2,479,000, total operating expenses during the first three quarters of 2001 are $407,000 lower than the total operating expenses of $2,886,000 for the same period in 2000.


         Interest expense in the first three-quarters of 2001 decreased by $12,000 as compared to the first three-quarters of 2000.

         Other non-operating expenses increased by $6,000 in the first nine months of 2001 as compared to the same period in 2000.




C.       FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         The Company's trade accounts receivable declined by $322,000 from December 31, 2000 to September 30, 2001. The decline in receivables is directly attributable to the decline in sales.

         Inventories declined by $628,000 during the period from December 31, 2000 to September 30, 2001. The difference represents management's focus to carry less inventory in conjunction with the reduced sales volumes.

         Prepaid expenses and other current assets declined by $31,000 during the first three quarters of 2001.

         Capital expenditures aggregated $28,000 during the first three-quarters of 2001.

         The Company's accounts payable balance at September 30, 2001 declined by $149,000 from the December 31, 2000 level. The decrease is attributable to the reduced purchasing activity related to the decline in sales volume.

         The Company's notes payable decreased by $12,000 during the first three quarters of 2001.

         Cash overdrafts decreased to $0 at September 30, 2001 from $282,000 at December 31, 2000.

         The Company participates in a revolving credit facility with its affiliate company, Pacer Corporation, which is provided by Firstar Bank, N.A. The total credit available under this facility is $2,320,000, which is split into two separate lines of $2,000,000 and $320,000, respectively. The former line is secured by a letter of credit, while the latter portion is secured by the Company's receivables, inventory and remaining unpledged assets. The credit facility expires on January 27, 2002. Events during the past several months have decreased the certainty that the facility will be renewed by the current lender. The Company has continued to operate at a loss and remains in violation of its financial net worth covenant under the loan agreement. Additionally, the lending parameters offered by the current lender, or through replacement financing, may not offer sufficient liquidity to allow the Company to continue current operations.


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



                                                               CRAMER, INC.
                                                               (Registrant)



Date:  11/14/01            /s/ Gregory Coward
    --------------         --------------------------------------------------
                                                               Gregory Coward
                                                               President