Form 10KSB
period 2001-12-31
CRAMER INC
filed 2002-04-01
CIK 319497

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Fiscal Year Ended December 31, 2001.

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

Yes __ No X (The issuer's annual report on Form 10-KSB for the year ended December 31, 2000 and the issuer's quarterly report on Form 10-QSB for the quarter ended April 1, 2001 were filed late.)

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for the 2001 fiscal year were $10,447,000

As of December 31, 2001 the aggregate market value of the common shares of Cramer, Inc. held by non-affiliates was approximately $60,615.00, assuming the market value of Cramer, Inc. common stock was approximately equal to $0.015 per share at December 31, 2001. This valuation per share was determined by an independent appraisal of the Company performed by Meara, King & Co., a Kansas City accounting and valuation firm (See Item 5, "Market for Common Equity and Related Stockholder Matters").

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,041,246 shares of common stock (February 28, 2002).

Documents Incorporated by Reference: The Company's Proxy Statement for the 2002 Annual Meeting of Shareholders is incorporated by reference into Part III of this Report.

Transitional Small Business Disclosure Format (check one): Yes    No  X
                                                              ---    ---

                                      INDEX

                                                                                                        PAGE NO.
                                                                                                        --------

PART I

     Item 1.      Description of Business                                                                    4
     Item 2.      Description of Property                                                                   12
     Item 3.      Legal Proceedings                                                                         12
     Item 4.      Submission of Matters to a Vote of Security Holders                                       13

PART II

     Item 5.      Market for Common Equity and Related Stockholder Matters                                  14
     Item 6.      Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                                       15
     Item 7.      Financial Statements                                                                      22
     Item 8.      Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure                                                       38

PART III

     Item 9.      Directors, Executive Officers, Promoters and Control
                  Persons; Compliance with Section 16(a) of the Exchange Act                                39
     Item 10.     Executive Compensation                                                                    39
     Item 11.     Security Ownership of Certain Beneficial Owners and
                  Management                                                                                39
     Item 12.     Certain Relationships and Related Transactions                                            39
     Item 13.     Exhibits and Reports on Form 8-K                                                          39


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

Substantial Doubt About the Company's Ability to Continue as a Going Concern

The Company experienced continued recurring losses from operations, cash flow difficulties and negative working capital during 2000 and 2001. As a result, the Company is not in compliance with the financial net worth covenant in its bank credit agreement. The Company has relied on a letter of credit posted by Rotherwood Ventures, LLC ("Rotherwood") and the assets of Pacer, Inc. a wholly owned subsidiary of Rotherwood, to secure the Company's credit facility. This credit facility expires on April 27, 2002. There can be no assurance that the Company can extend the bank credit agreement, obtain substitute or additional debt financing, or obtain any equity financing, and thus there is no assurance the Company can remain in business or avoid bankruptcy proceedings.

The primary factors causing the Company's continued lagging performance include the following: 1) The recent recession and reduction in capital expenditures across the country contributed to a rapid sales decline, particularly in the seating business, and 2) Previous operating management allowed the Company's operations and marketing focus to deteriorate. As a result, the Company continues to invest in fundamental restructuring, which has adversely affected the pace of new product development and marketing efforts.

The Company's auditors, in their audit report on the Company's 2001 financial statements, opined that these financial statements and operational conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's previous auditors also issued a "going concern" opinion on our 2000 financial statements (see Item 6 - "Management's Discussion and Analysis of Financial Condition and Results of Operations", the financial statements and notes thereto in Item 7 and "Management Changes and Turnaround Plan" below).

Management Changes and Turnaround Plan

The Board of Directors has responded to the uncertainty about the Company's continued viability as a going concern and the conditions which created that uncertainty by supporting ongoing efforts to reform operations, restore the Company to positive cash flow and profitability and secure adequate financing.

On January 24, 2001, the Board appointed a new Chief Executive Officer, who terminated the executives who served as President and Chief Operating Officer, Chief Financial Officer and Vice President of Sales and Marketing during 1999 and 2000. The Company also eliminated a senior marketing position and changed or restructured various supervisory positions. Two turnaround professionals were also retained to perform defined duties in the areas of accounting/finance, production methodology and marketing strategy. In November 2001 the Company hired a new General Sales Manager to focus on overall sales management and account development.

Following the appointment of the new CEO on January 24, 2001, the Company's new management conducted a thorough review of the Company's operations and strategies. As a result, new management commenced the following initiatives designed to achieve positive cash flow and return the Company to profitability:

    -  The proprietary keyboard line was discontinued
    -  The direct-to-end-user marketing strategy was de-emphasized
    - Efforts to eliminate obsolete and weak performing seating and utility products have continued
    - Marketing efforts are being concentrated on the Company's core products and sales channels
    -  Manufacturing and inventory management practices have been improved
    - The manufacture of certain utility products was outsourced to third-party manufacturers to increase margins and reduce operating overhead
    - The Company reduced its workforce to accommodate declining sales and new production strategies
    - Management is exploring the possibility of relocating to a smaller facility to streamline operations and achieve greater production efficiencies
    - The Company has begun the process of identifying a new management information system to replace the current legacy application and improve business processes, reporting and analysis
    - The Company has reviewed its marketing strategies and will implement new pricing, discount and commission structures to improve margins and simplify the administration of current sales channels
    - The Board will recommend that its shareholders approve the authorization of additional shares of common stock and a class of undesignated preferred stock to allow the Company to raise additional capital if opportunities to do so become available (see Item 6 - "Management's Discussion and Analysis of Financial Condition and Results of Operations")

New management will continue to evaluate the Company's products, operations and financing options in an effort to improve the Company's performance, achieve positive cash flow, restore profitability and secure adequate capital. Management is optimistic these goals can be achieved, but there can be no assurance these measures will be successful. In fact, the Company's revenues were substantially lower, and its gross margins significantly lower, in 2001 than 2000 (see Item 6 - "Management's Discussion and Analysis of Financial Condition and Results of Operations")

Business

The Company is a manufacturer that offers two lines of products with national distribution. The largest line consists of various specialty seating products designed and positioned in the marketplace for intensive use or 24/7 application. The Company distributes seating products through traditional furniture channels, including independent manufacturers representatives, wholesalers, dealers and catalogs. End-users consist of a variety of enterprises, public and private, including the industrial, education, health care and government sectors. The second line of products consists of various utility products such as stepladders and stepstools, which are distributed primarily through major domestic industrial catalogs.

The Company's business is not highly seasonal, but economic conditions do influence purchase behavior by its customers.

The Company's seating products compete in the estimated $11 billion domestic market for office furniture, which includes seating, desks, files, and panel systems. Major companies serving this market are Steelcase, Herman Miller, Knoll, Hayworth, Kimball, and HON Industries. These six companies supply products in all major categories of this market. Together they account for an estimated 60% of sales in this market. The remaining 40% of the market is served by numerous smaller companies (typically sales of less than $75 million) that primarily compete in selected segments of the market. These market segments are delineated either by product type, such as seating or case goods, or by customer category, for example high style, wood-finish, or budget-price.

Cramer's seating products are primarily non-wood, characterized by painted metal finish and upholstered seats and backs. The product line includes standard height chairs and a wide range of raised height models and stools. The Company also manufactures Clean Room and Electro-Static Discharge seating which meet the needs of certain specialized manufacturing and research environments. All offer ergonomic design with varying degrees of adjustability to accommodate individual users. The Company's seating products are recognized for quality construction and lasting durability.

The Company's utility products include step stools and aluminum ladders featuring the use of retractable casters. The design of these products and the retractable caster concept are well recognized and accepted in the marketplace. Certain utility products have been continuously manufactured by the Company for sale in the United States since the 1950's.

Product Lines

Office Seating - The Company's flagship seating product is the Triton(R) chair. The Company believes this chair is unique in the industry because it combines a 15-year, 24/7 warranty with steel structural components with full ergonomic adjustability.

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

Other significant seating products include the Fusion II(R), Aspira and Centris chairs. They are intended to complement the Triton(R) line with its unique steel seat pan and 24/7 warranty. Fusion II(R) chairs provide full ergonomic task seating at moderate prices. Aspira and Centris chairs provide well-made ergonomic seating for normal single-shift use in the workplace. Each of these chairs follow the strict standards for design and function found in all of the Company's active ergonomic seating lines. These products are designed to function within office, manufacturing and laboratory settings. The Company discontinued a number of seating products in 2000 and 2001 due to lagging sales and/or unacceptable gross margins.

Utility - The Company's utility products include the Kik-Step(R), a round, all-steel, 2-step stool that rolls on retractable casters and is frequently used in libraries, file rooms, and stockrooms. This product was designed by Cramer in 1957 and continues to be an important part of the Company's product line. In addition to the Kik-Step(R), Cramer manufactures several other small stools and the PAL and StopStep ladders, a series of lightweight aluminum ladders featuring the same retractable caster concept as the Kik-Step(R).

Industrial Seating - The Company's industrial seating line includes the Rhino and RhinoPLUS chairs. Both are designed for a more rugged setting than a typical office chair. The Rhino seating line is distinguished by its seat and back, which are made from "tough-skinned" urethane foam. This technology offers industrial-strength reliability for factory seating, including the ability to easily wash the chair. The product line includes two sizes of chair or stool components, a round backless stool, and a sit-stand model designed to relieve weight from an individual's feet in industrial situations while allowing freedom for physical activity. The RhinoPlus is a unique product that combines the tough industrial strength urethane skin of the original Rhino with a separate soft padded foam cushion. As a result, the RhinoPlus is significantly more comfortable than other urethane chairs currently on the market. This product was introduced in 2000.

Net sales by product group in 2001 and 2000 were as follows:



                                                                 Year Ended December 31,
                                                                 -----------------------
                                                              2001                      2000
                                                              ----                      ----
                    Seating products                     $  6,336,000                $  8,204,000
                    Utility products                        4,111,000                   4,893,000
                                                         ------------                ------------
                                                         $ 10,447,000                $ 13,097,000
                                                         ============                ============


Marketing and Sales

The majority of the Company's seating products are sold to independent office furniture dealers who resell the products to end-users. Cramer has approximately 1,300 dealer accounts, although only a portion of these accounts is active in any given year. For the past several years, sales to independent office furniture dealers have accounted for 60% to 70% of the Company's revenue. These sales efforts are focused through approximately 21 independent commissioned sales representative organizations located in major markets throughout the United States. These sales organizations typically employ from one to six people, and represent three to six complimentary product lines such as desks, panel systems, and lighting. Average tenure for the Company's sales representatives is more than four years. These representatives initiate and develop business directly with end users, designers and architects for specification projects and coordinate and manage the Company's business relationships with the independent office furniture dealers in their territories.

The Company's utility products are sold primarily to approximately 85 wholesale and catalog distributors. These distributors include office and industrial suppliers, as well as specialty distributors serving health-care, scientific, and safety markets. The Kik-Step(R) stool is also distributed to the home market through catalog distributors. During 2001, the Company achieved promising results with several new "upscale" specialty catalogs. Other manufacturers produce competing products, but these competitors have, thus far, not been successful in significantly reducing the Company's market share in utility products. However, there is no guarantee that competitors will not be successful in reducing the Company's market share in the future. While six wholesale and catalog distributors accounted for 79% of the Company's 2001 utility product sales, no single customer accounted for more than 8% of the Company's total sales in 2001.

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

The Company is currently in the process of creating new price books for the seating and utility lines. As part of this process, the discount and commission structures in place for each channel will be updated and simplified to enable more efficient management of sales channel partners.

Manufacturing and Distribution

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

Certain components of the Company's products are sourced from a single vendor. Any disruption in these supply arrangements could result in temporary shipment delays or increased costs. However, the Company believes it has the ability to substitute suppliers for any component within a three-month period of time.

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

During 2001, the Company engaged an overseas manufacturer to produce certain utility products for the Company. The Company receives these products in finished form and retains responsibility for distribution to customers. The Company has been able to improve margins under this new approach and continues to explore additional outsourcing opportunities with this and other manufacturers. The Company believes that successfully implementing the outsourced manufacture of certain products will enable the Company to increase its focus on marketing and distribution and reduce costs.

The Company's promised delivery schedule includes 5-day lead times for orders of 30 units or less. This schedule is significantly shorter than that offered by a large portion of the Company's competition and is a competitive advantage in certain situations. The Company produces most products to order and maintains relatively little finished goods inventory, with the exception of outsourced products. Some competitors offer a 5-day or "Quick Ship" program; however, most of these orders are fulfilled from a limited selection of product built for inventory. The Company's larger orders typically are given a 3 week lead time, which is equal to or better than average for our competition. While the majority of sales are configured using standard components and options, Cramer is able to customize product specifications for particular needs. At December 31, 2001, the Company's backlog of unfilled orders was $326,687, the majority of which were shipped in the first quarter of 2002.

Employees

In response to the decline in sales and as part of the Company's overall initiative to improve operating efficiencies, total employment was reduced from 86 as of December 31, 2000 to 55 full time employees at December 31, 2001: 21 office, supervisory and managerial personnel and 34 production personnel. Additional layoffs were implemented in the first quarter of 2002, resulting in a further reduction in workforce of 15 employees. Remaining employees have been able to successfully continue required tasks and responsibilities.

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

The factory workers are covered by a collective bargaining agreement with the United Steelworkers of America that expires on September 30, 2002. The economic portion of the agreement expired on October 1, 2001 and subsequently has been renewed on a month-to-month basis. Any work stoppage could impact the Company's ability to manufacture product, on-time delivery and product quality, which could have a material adverse effect on the Company's business and financial condition. While no work stoppages have occurred over the past ten years and labor negotiations are an ordinary part of the Company's business, there can be no assurance that a work stoppage can be avoided. The State of Kansas is a right-to work state, so not all factory workers belong to the Union. At year-end, 16 of the 34 factory workers were not dues paying members. The Company believes that strong labor relations are an important aspect of its business.

Competition

The domestic ergonomic furniture market is highly competitive. In addition to its large competitors that offer broad lines of products, Cramer frequently competes in its narrow market area against similar-sized specialty manufacturers. Cramer competes by focusing on products that have high quality and a reputation for long-term reliability. The Company also differentiates itself by a commitment to customer service and on-time delivery. The Company's 110+ year history and the proven reliability of its products support a strong reputation and product awareness in the marketplace.

Patents, Trademarks and Government Regulation

The name Cramer and the Company's Kik-Step(R), Triton(R), and Fusion(R) product names are registered trademarks. The Company's other office and utility seating products are marketed under the Nimbus, RhinoPLUS and Rhino trademarks. The Company also considers the overall design and appearance of the Kik-Step(R) to be a trademark of the product.

The Company has filed for patent protection for the urethane skins used in RhinoPlus seating products.

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

The Federal Occupational Safety and Health Administration (OSHA) conducted an inspection of the Company in late 2000 during which a number of areas of noncompliance were detected. On April 23, 2001, the Company received notification that it was subject to citation and fines totaling $117,500 based on these areas of non-compliance. Prior to receiving the citation, the Company had taken proactive steps to correct areas of non-compliance identified at the time of the OSHA site inspection and believes these measures have brought the Company into substantial compliance. The Company requested a reduction or suspension of the fines and is in receipt of a settlement agreement from OSHA that requires total payments of $23,000 to settle all outstanding fines. The Company intends to sign the agreement by April 7, 2002. Management believes modifications to its facility and operating methods required to bring the Company into OSHA compliance, and compliance with other laws and regulations, will not have a material adverse effect on its overall business. An accrual of $23,000 was recorded at December 31, 2001 for the OSHA settlement.

Environment

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

Due to the facility's age, its overall condition is relatively poor and requires continuous maintenance. However, the Company considers the building to be currently serviceable considering the type of manufacturing conducted. The Company believes that its facilities are adequately insured.

In the first quarter of 2002, management began exploring the feasibility of relocating to a new facility that more closely matches the Company's current size and manufacturing needs. The Company anticipates that relocating the business could reduce operating overhead significantly and improve production efficiency. However, there is no assurance we can sell or lease our existing facility without spending significantly on renovation.

ITEM 3. LEGAL PROCEEDINGS

The Company is a defendant in several lawsuits relating to product liability claims arising from accidents allegedly occurring in connection with the use of its products. The claims are covered by insurance and are being defended by the Company's independent counsel or by counsel assigned by the Company's insurance carriers. These claims are subject to deductibles ranging from $0 to $100,000 and $50,000 is the most common deductible. The Company maintains product liability insurance coverage with limits of $1 million per occurrence and $2 million aggregate, plus $15 million in umbrella coverage. The Company has been able to offset settlement costs through amounts paid by co-defendants in certain cases historically.

Over the last five fiscal years, the Company has averaged 3.7 new claims per year. An average of approximately 50% of those claims resulted in defense costs and settlement amounts or awards exceeding $50,000. The average total cost of defense and settlement awards paid by the Company over that period was $35,000.

The Company has six open claims for which the Company has incurred aggregate defense costs of $115,200, $66,300 of which has been paid by the Company and $48,900 has been paid by insurance carriers. The Company does not believe these open claims will have materially different average results than the historical experience described above. None of the claims allege damages in excess of policy limits. However, several of the claimants allege substantial damages. One of the claimants alleges damages of $375,000. The Company's insurance carrier has assumed defense of this claim. While management believes the Company has substantial defenses with respect to these claims, the ultimate outcome of such litigation cannot be predicted with certainty. Such claims are an ordinary aspect of the Company's business and industry. The Company does not believe these products are at all inherently dangerous or likely to cause harm, and believes it adequately reserves against its reasonably likely exposure under these claims based upon past experience.

The Company discusses each claim with its legal counsel to determine the merits of the case and the most likely outcome. In some cases, it is too early to make that assessment. At December 31, 2001, unless specific information pertaining to the case indicated otherwise, a specific reserve for each case was calculated, equal to the historical average cost per completed case of $35,000 less costs incurred to date. The Company recorded a reserve for specific claims of $104,000 at December 31, 2001.

In addition to reserves for specific cases, the Company estimates its exposure for unasserted claims and records additional reserves using the claims history discussed above as well as recent trend insights. The Company had received notice of six incidents for which no claims had been asserted at December 31, 2001. The Company recorded a reserve for unasserted claims of $113,000 at December 31, 2001.

The Company was assessed $117,500 in penalties by OSHA as a result of an inspection conducted in 2000 and is in receipt of a settlement agreement from OSHA which calls for payments of $23,000 (see "Patents, Trademarks and Government Regulation" in Item 1).

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Cramer's common stock is not listed on NASDAQ or any exchange and there is no public trading market for the stock.

As of December 31, 2001, there were 746 shareholders of record.

Since being publicly held, the Company has never paid cash dividends and does not anticipate paying any cash dividends in the foreseeable future. The Company's ability to pay cash dividends on its common stock will depend upon its capital surplus, loan covenants and cash requirements.

Odd Lot Tender Offer

In the fourth quarter of 2001, the Board approved an "Odd Lot" Tender Offer, in which the Company offered to purchase the shares held by shareholders owning fewer than 100 shares.

There are two reasons the Board undertook this offer. First, since there is no trading in Cramer Inc. stock, shareholders have not had a way to trade their shares in order to recognize any income tax loss they may have in their stock, this offer provided "Odd Lot" holders a method to do this. Second, the Company continues to look for every cost saving it can find. "Odd Lot" shareholders represented 35% of all shareholders. The Company's intention was to save the annual expenses associated with reporting to these shareholders.

Since Cramer's stock is not traded on NASDAQ or any exchange, there is no market for the stock and it is difficult to know its value. Cramer hired Meara, King & Co., a Kansas City accounting and valuation firm, to analyze the current value of Cramer and its stock. The results of their study, which included, among other considerations, earnings tests and asset appraisals, valued the stock at $.015 per share. The Company offered to pay $.015 per share in cash to each "Odd Lot" shareholder. In recognition of this low value, the Company also agreed to send a Kik-Step to every "Odd Lot" shareholder who accepted this offer.

48 "Odd Lot" shareholders, holding an aggregate of 1,889 shares, accepted the offer and tendered their shares to the Company for an aggregate purchase price of $28.34 plus Kik-Steps valued at $2,400. The Odd Lot Tender Offer is now closed.

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

              There are a number of reasons why investors should not place undue reliance on forward-looking statements. Among the risks and uncertainties that could cause the Company's actual results for future periods to differ materially from any forward-looking statements made are the following:

                  - The Company's continuing declines in revenues and continuing losses
                  - Questions about the Company's continuing viability as a going concern and management's plans to address that issue
                  - Any failure of the Company's turnaround plan to achieve its objectives
                  - The possibility that the bank will not renew the Company's credit facility and that the Company could not obtain substitute or additional debt financing, or obtain any equity financing
                  - Fluctuations or reductions in product demand and market acceptance
                  -  The level of product development by the Company
                  -  Capacity, facility and supply constraints or difficulties
                  - The possibility that Cramer's sister company will borrow more funds than anticipated under the Rotherwood credit facility, which would further reduce the Company's borrowing capacity under the Company's credit facility
                  -  The effect of new laws and regulations
                  -  Unexpected additional expenses or operating losses
                  -  Strong competition
                  -  Reliance on certain vendors for key products and components
                  - Deferred plant maintenance and the cost of future maintenance

                  - If product and warranty liability claims exceed the amounts reserved
                  -  Control by insiders

             The foregoing list of risks and uncertainties is not meant to be complete.

   B.        QUESTIONS ABOUT THE COMPANY'S ABILITY TO CONTINUE AS A GOING
             CONCERN

             In light of our continuing losses and negative cash flow and the other contingencies cited in Item 1 - "Business - Substantial Doubt About the Company's Ability to Continue as a Going Concern" and in the report of our independent auditors on our 2001 financial statements, our auditors have issued a "going concern" opinion on our 2001 financial statements that raises substantial doubt about the Company's ability to continue as a going concern. The Company's management are performing a thorough review of Company operations and implementing a turnaround plan with the objective of generating positive cash flow and returning the Company to profitability. The Company suffered a substantial reduction in 2001 revenues, which will make this task more difficult. If management is unsuccessful in achieving these objectives, or if the Company cannot obtain new or increased debt or equity financing, the Company may not remain viable and may have to cease operations or find a buyer for the Company, which cannot be assured.

   C.       SUMMARY OF OPERATIONS

            Comparison of Fiscal Year 2001 vs. Fiscal Year 2000

            Net sales decreased in 2001 to $10,447,000, a decline of $2,650,000 or 20% from 2000. This decrease was due to the following factors: 1) Seating products declined by 24% overall, primarily due to lagging sales of the Triton and Aspira lines. These products were impacted directly by the recent recession and are subject to more intense competition. A $301,500 increase in the Rhino product line offset the overall seating decline. The Rhino Plus was introduced in 2000 and continued to experience improved market acceptance. 2) Utility products declined consistently across all models, decreasing by 15% as a group. The weaker performance of catalog distributors as a whole contributed to the decline.

            The Company's order backlog at December 31, 2001 of $326,687 was $826,313 lower than the December 31, 2000 backlog, a 69% decline. This could mean further reduction in 2002 revenues.

            Gross margins declined from $3,341,000 in 2000 to $2,314,000 in 2001. As a percent of sales, Gross margins were 22% in 2001, compared to 26% in 2000. Lower margins as a percent of sales were the combined result of increased freight and material costs, less efficient utilization of plant overhead due to lower sales volume and adjustments to warranty reserves.

            Operating expenses declined in total by $588,000 from $3,916,000 in 2000 to $3,328,000 in 2001.

            General and administrative costs were $1,305,000 in 2001 compared to $1,222,000 in 2000, an increase of $83,000. The following factors contributed to higher general and administrative costs: 1) The Company had significant payroll severance costs associated with the management restructuring discussed in Item 1. 2) Legal costs were significantly higher, due primarily to costs associated with the OSHA settlement, significant layoffs, the Odd Lot Tender Offer and additional assistance in preparation of the 2000 10-KSB and 2001 and 2002 proxy statements in light of the additional disclosures resulting from the Company's recent problems, and 3) The Company incurred a $40,000 charge in connection with the letter of credit provided by Rotherwood (see "Financial Condition, Liquidity and Capital Resources" below).

            The Company had no charges for impairment of assets in 2001, compared to $289,000 of asset impairment charges in 2000 associated with the write-off of intangible assets related to the discontinued keyboard business.

            Selling expenses declined from $2,405,000 in 2000 to $2,023,000, a decrease of $382,000. The most significant factor was a decrease in costs of $271,000 in 2001 as a result of closing the Minneapolis sales office and ceasing related direct-to-end user sales and marketing efforts. In addition, direct mail and marketing literature costs declined in 2001. These decreases were offset by increased catalog program costs and higher personnel and consulting costs associated with the management restructuring.

            Interest expense decreased from $222,000 in 2000 to $174,000 in 2001. While the credit facility balance was higher on average throughout 2001, the interest rate is tied to the prime rate, which decreased significantly throughout 2001.

            The Company incurred a net loss before tax of $1,202,000 in 2001, compared to a loss of $1,017,000 in 2000. Included in the 2000 loss were total charges for the discontinued keyboard business of $363,000, including a write-off of long-term assets and accounts receivable.

            Comparison of Fiscal Year 2000 vs. Fiscal Year 1999

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

    D.      ACCOUNTING ESTIMATES

            Accounting estimates are an integral part of the financial statements and are based on management's knowledge and experience about past and current events and assumptions about future events. Certain accounting estimates are particularly sensitive because of their significance to the financial statements and because of the possibility that future events affecting them may differ significantly from those expected. The most sensitive estimates affecting the financial statements were the warranty and product liability accruals, and the inventory reserve.

            The Company offers product warranties with terms of up to fifteen years. The majority of the Company's warranty claims relate to failed seating parts. The Company estimates its accrual for future warranty costs based on durability testing, engineering studies, actual costs incurred in prior years and historical sales data. The warranty accrual increased from $100,000 at December 31, 2000 to $232,000 at December 31, 2001. This increase was the result of management's re-evaluation of cost exposure in light of on-going production experience and claims history, reflecting the Company's desire to be conservative with respect to warranty accruals. The increase was not the result of escalating warranty costs, as warranty claims remained consistent in 2001.

             The reserve for obsolete and slow-moving inventory is based on management's analysis of inventory turns, historical write-offs, future production plans including any product line changes, and sales trends. The decrease in inventory reserves from $162,000 at December 31, 2000 to $110,000 as of December 31, 2001 was the result of an overall decrease in inventories due to declining sales and production.


   E.        FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

             Cash flow from operations improved from a deficit of $295,000 in 2000 to a surplus of $580,000 in 2001. The increase in cash from operations was due primarily to reductions of inventories and accounts receivable.

             Accounts receivable totaled $563,000 at December 31, 2001 compared to $1,509,000 at December 31, 2000. The decline was a combination of lower December sales in 2001 compared to the prior year and improved collection results. Days' sales outstanding decreased from 43 in 2000 to 36 in 2001.

             Inventories declined from $1,558,000 at December 31, 2000 to $721,000 at December 31, 2001, a 54% decrease. A general decline in sales, combined with efforts to manage purchasing more tightly contributed to the change. In addition, raw and WIP inventories were increased at December 31, 2000 to support a large, end-of-year chair order.

             Accounts payable declined $281,000 in 2001 as a result of reduced production levels.

             Capital expenditures of $30,000 during 2001 related primarily to manufacturing equipment and plant updates.

             The Company borrowed an additional $18,000 from its combined bank credit facility in 2001, increasing the total outstanding balance to the maximum amount allowed under the agreement, or $2,320,000. The combined facility, which was extended in August 2001, is secured by a $2,000,000 letter of credit from Rotherwood, the Company's parent, and security interests in the assets of both Cramer and Pacer Corporation, a company owned by Rotherwood. Cramer and Pacer are co-borrowers on the total amount of the credit facility (see Note 3 to the Financial Statements).

             A letter of credit in the amount of $139,000, which had previously been issued on behalf of Pacer under the credit facility, has expired. Pacer has no indebtedness or letters of credit issued under the credit facility. The Company, having access to Pacer's financial condition and management plans, believes Pacer has no intentions of using the credit facility, even if amounts drawn by Cramer under the credit facility were less than the maximum amount allowed.

             In exchange for Rotherwood's financial accommodation to the Company, the Company agreed to pay Rotherwood a fee equal to 2% per quarter of the total amount of the letter of credit until the letter of credit expires. This agreement took effect on October 1, 2001. If the fee were paid in cash, it would equal $40,000 per quarter. The Company is not generating sufficient cash flow to pay the fee in cash. Rotherwood has agreed to accept payment in shares of Common Stock at the rate of one share for each $0.05 of the 2% quarterly fee amount, or an aggregate of 800,000 shares per quarter. The per share valuation price of $0.05 is higher than the price per share determined by the Meara King valuation of $0.015 (see Item 5), resulting in fewer shares issued. If the fee payable to Rotherwood were paid in Common Stock at the rate of $0.015 per share, an aggregate of 2,666,667 shares of Common Stock would be issued to Rotherwood each quarter during the remaining term of the letter of credit. The Company has sufficient authorized Common Stock to pay the letter of credit fee for two quarters (1,600,000 shares), but will not have sufficient authorized Common Stock to pay the fee for any additional quarters or to issue Common Stock to any prospective investor (see discussion below regarding the proposed increase in authorized shares). At December 31, 2001, the Company recorded a liability of $40,000 for Rotherwood guarantee fees accruing in the fourth quarter of 2001. The Company plans to issue common stock for these fees in the future.

             Management believes that the Company would not be able to secure financing of this nature without the credit enhancements provided by Pacer and Rotherwood. Management also believes that access to this larger credit facility more than offsets the risk of potential exposure associated with Pacer's ability to utilize the credit facility as a co-borrower. The interest rate charged on $2,000,000 of outstanding borrowings was at the Bank's prime interest rate and the remaining $320,000 was at the prime rate plus 2%. Management believes this was a lower combined interest rate than the rate Cramer would be required to pay if it tried to finance its working capital needs by itself.

             The Company is not in compliance with the financial net worth covenant in the loan agreement governing the credit facility. For this and other reasons, the Company is unable to predict whether the bank will renew the credit facility when it matures in April, 2002. If the bank does not renew or increase the facility and the Company cannot obtain substitute or additional debt financing or obtain an equity investment in the Company, the Company may be required to seek bankruptcy protection or to cease operations.

             The Company believes significant investments in property, equipment and working capital will be required to execute its operating plans in 2002. Among the anticipated requirements are the cost of a new management information system, costs associated with the proposed relocation of operations, final production and printing of the new price book and increased investment in inventory as a result of outsourced manufacturing initiatives discussed in Item 1. Management believes the cost of these initiatives as a whole could total $200,000 or more. The Company will not be able to implement these initiatives if it cannot obtain an extension of the credit facility or substitute debt or equity financing.

            Management believes that the turnaround plans discussed in Item 1 will improve operations significantly, and in some cases these efforts have already had a positive impact on the Company's performance, although there was a substantial decrease in sales for 2001. However, since the Company has no additional borrowing capacity and there is no assurance the Company can obtain an extension of or increase in the current credit facility or a substitute credit facility, the Company will seek needed additional capital by offering shares of common stock or preferred stock to one or more large investors in a private negotiated transaction. Although the Company would prefer to find an outside source of capital, that would appear unlikely given the Company's financial condition. For this reason, the Company may pursue an additional investment transaction with Rotherwood. Although the Company has no definitive agreement or understanding with Rotherwood, the Company is considering an offer to sell 30 to 60 million shares of Common Stock to Rotherwood for cash at a purchase price of $0.05 per share. This transaction may provide $1,500,000 to $3,000,000 in much needed capital to the Company to support operations, reduce amounts owed under the bank line of credit and enable the Company to continue its turnaround plans.

            The Company does not have a sufficient number of authorized shares of Common Stock to complete any such investment transaction. For this reason, the Board of Directors considers it advisable to increase the authorized shares of Common Stock and authorize a class of undesignated preferred stock, and is planning to bring this matter to a vote of shareholders at the upcoming Annual Meeting.

            Neither Rotherwood nor any other party has committed to invest any additional capital in the Company or to purchase any of the Common Stock or preferred stock which may be authorized. There is no assurance the Company will be able to obtain any equity investment from Rotherwood or any other investor. If the Company is not able to obtain a significant equity investment in the near future, the uncertainty regarding the Company's ability to continue as a going concern will continue and may increase. The continuing viability of the Company as a going concern will depend on management's ability to increase sales, achieve positive cash flow, restore the Company to profitability, extend its credit facility and/or obtain additional debt or equity financing, none of which can be assured.

ITEM 7.  FINANCIAL STATEMENTS

The following financial statements of Cramer, Inc. are included herewith:


                                TABLE OF CONTENTS


                                                                                                          Page
                                                                                                          ----

Independent Auditors' Report - 2001                                                                        F-1

Independent Auditors' Report - 2000                                                                        F-1a.


Financial Statements:

   Balance Sheets                                                                                          F-2

   Statements of Operations                                                                                F-3

   Statements of Stockholders' Equity (Deficit)                                                            F-4

   Statements of Cash Flows                                                                                F-5

   Notes to Financial Statements                                                                           F-6


To the Board of Directors and Stockholders
CRAMER, INC.
Kansas City, Kansas

                          INDEPENDENT AUDITORS' REPORT


We have audited the accompanying balance sheet of Cramer, Inc. (a majority-owned subsidiary of Rotherwood Ventures, LLC) as of December 31, 2001, and the related statements of operations, stockholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Cramer, Inc. as of December 31, 2000, were audited by other auditors whose report dated May 4, 2001, on those statements included an explanatory paragraph describing conditions that raised substantial doubt about the Company's ability to continue as a going concern.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2001 financial statements present fairly, in all material respects, the financial position of Cramer, Inc. as of December 31, 2001, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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



/s/ Stirtz Bernards Boyden Surdel & Larter, P.A.

Stirtz Bernards Boyden Surdel & Larter, P.A.
Edina, Minnesota
March 6, 2002

To the Board of Directors and Stockholders
CRAMER, INC.
Kansas City, Kansas

                          INDEPENDENT AUDITORS' REPORT


We have audited the accompanying balance sheet of Cramer, Inc. (a majority-owned subsidiary of Rotherwood Ventures, LLC) as of December 31, 2000 and the related statements of operations, stockholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2000, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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



/s/ Deloitte & Touche LLP

Deloitte & Touche LLP
Kansas City, Missouri
May 4, 2001








F-1a.

                                  CRAMER, INC.

                                 BALANCE SHEETS

                    (Amounts In Thousands, Except Share Data)


                                                                                       DECEMBER 31,
                                                                        --------------------------------------------
                                                                                2001                   2000
                                                                        ---------------------  ---------------------
                                ASSETS

Current assets:
   Cash                                                                   $           282        $          -
   Accounts  receivable,  less  allowance for doubtful  accounts of
     $30 in 2001 and $38 in 2000                                                      563                  1,509
   Inventories,  less allowance for  obsolescence  and shrinkage of
     $110 in 2001 and $162 in 2000                                                    721                  1,558
   Prepaid expenses and other current assets                                          325                    336
                                                                          ---------------        ---------------

         Total current assets                                                       1,891                  3,403
                                                                          ---------------        ---------------




Property, plant and equipment                                                       6,215                  6,187
Less accumulated depreciation                                                      (5,585)                (5,369)
                                                                          ---------------        ---------------

         Total property, plant and equipment                                          630                    818
                                                                          ---------------        ---------------




Other assets:
   Intangible pension asset                                                             4                     56
                                                                          ---------------        ---------------




         Total assets                                                     $         2,525        $         4,277
                                                                          ===============        ===============








F-1a.

(Balance Sheets, continued)



                                                                                       DECEMBER 31,
                                                                        --------------------------------------------
                                                                                2001                   2000
                                                                        ---------------------  ---------------------
            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Cash overdrafts                                                      $               -      $             282
   Notes payable                                                                    2,320                  2,302
   Accounts payable                                                                   485                  1,004
   Accounts payable - related party                                                   101                   -
   Accrued liabilities                                                                801                    664
                                                                        -----------------      -----------------

         Total current liabilities                                                  3,707                  4,252
                                                                        -----------------      -----------------

Noncurrent liabilities:
   Pension benefits payable                                                           326                    316
   Other                                                                              218                    185
                                                                        -----------------      -----------------

         Total noncurrent liabilities                                                 544                    501
                                                                        -----------------      -----------------

Commitments and contingencies (Note 7)

Stockholders' equity (deficit):
   Common stock, no par value, authorized, 6,000,000 shares; issued and outstanding 4,041,400 shares in 2001 and 4,051,400
     shares in 2000                                                                 3,820                  3,824
   Accumulated deficit                                                             (5,198)                (3,996)
                                                                        -----------------      -----------------
                                                                                   (1,378)                  (172)
   Accumulated other comprehensive income (loss)                                     (348)                  (304)
                                                                        -----------------      -----------------
         Total stockholders' equity (deficit)                                      (1,726)                  (476)
                                                                        -----------------      -----------------

         Total liabilities and stockholders' equity (deficit)           $           2,525      $           4,277
                                                                        =================      =================








                       See Notes to Financial Statements.

                                  CRAMER, INC.

                            STATEMENTS OF OPERATIONS

                  (Amounts In Thousands, Except Per Share Data)


                                                                               YEARS ENDED DECEMBER 31,
                                                                         ---------------------------------
                                                                               2001              2000
                                                                         -----------------  --------------

Net sales                                                                    $ 10,447           $ 13,097
Cost of sales                                                                   8,133              9,756
                                                                             --------           --------

         Gross profit                                                           2,314              3,341
                                                                             --------           --------

Operating expenses:
   Selling                                                                      2,023              2,405
   General and administration                                                   1,305              1,222
   Impairment of intangibles                                                       --                289
                                                                             --------           --------

         Total operating expenses                                               3,328              3,916
                                                                             --------           --------

         Loss from operations                                                  (1,014)              (575)

Other expense:
   Interest expense                                                              (174)              (222)
   Other                                                                          (14)              (220)
                                                                             --------           --------

         Loss before income taxes                                              (1,202)            (1,017)

Income taxes                                                                       --                 --
                                                                             --------           --------

         Net loss                                                            $ (1,202)          $ (1,017)
                                                                             ========           ========


Net loss per common share - basic and diluted                                $  (0.30)          $  (0.25)
                                                                             ========           ========

Weighted  average  number of common  and common  equivalent  shares
   outstanding, basic and diluted                                               4,041              4,051
                                                                             ========           ========

Comprehensive loss:
   Net loss                                                                  $ (1,202)          $ (1,017)
   Minimum pension liability adjustment, net of $-0- taxes                        (44)              (107)
                                                                             --------           --------

         Total comprehensive loss                                            $ (1,246)          $ (1,124)
                                                                             ========           ========






                       See Notes to Financial Statements.

                                  CRAMER, INC.

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                             (Amounts in Thousands)



                                                                                                 ACCUMULATED        TOTAL
                                                                                                    OTHER        STOCKHOLDERS'
                                                NUMBER OF                      ACCUMULATED      COMPREHENSIVE       EQUITY
                                                 SHARES       COMMON STOCK       DEFICIT        INCOME (LOSS)      (DEFICIT)
                                              ------------   --------------    ------------    ---------------  ---------------


BALANCE, December 31, 1999                        4,051          $ 3,824          $(2,979)         $  (197)         $   648

   Net loss                                          --               --           (1,017)              --           (1,017)

   Minimum pension liability adjustment              --               --               --             (107)            (107)
                                                -------          -------          -------          -------          -------

BALANCE, December 31, 2000                        4,051            3,824           (3,996)            (304)            (476)

   Net loss                                          --               --           (1,202)              --           (1,202)

   Retirement of common stock                       (10)              (4)              --               --               (4)

   Minimum pension liability adjustment              --               --               --              (44)             (44)
                                                -------          -------          -------          -------          -------

BALANCE, December 31, 2001                        4,041          $ 3,820          $(5,198)         $  (348)         $(1,726)
                                                =======          =======          =======          =======          =======







                       See Notes to Financial Statements.

                                  CRAMER, INC.

                            STATEMENTS OF CASH FLOWS

                           Increase (Decrease) in Cash

                             (Amounts in Thousands)

                                                                           YEARS ENDED DECEMBER 31,
                                                                     -------------------------------------
                                                                          2001                   2000
                                                                     --------------         --------------
Cash flows from operating activities:
   Net loss                                                              $(1,202)              $(1,017)
   Adjustments to reconcile net loss to net cash flows from
     operating activities:
       Depreciation                                                          218                   267
       Impairment of intangibles                                              --                   289
   Changes in operating assets and liabilities:
     Accounts receivable                                                     946                  (246)
     Inventories                                                             837                  (203)
     Prepaid expenses and other current assets                                11                   (27)
     Intangible pension asset                                                 52                    52
     Accounts payable and accrued liabilities                               (281)                  725
     Noncurrent pension benefits payable                                     (34)                  (92)
     Other noncurrent liabilities                                             33                   (43)
                                                                         -------               -------
         Net cash flows from operating activities                            580                  (295)
                                                                         -------               -------

Cash flows from investing activities:
   Purchases of property, plant and equipment                                (30)                 (250)
                                                                         -------               -------

Cash flows from financing activities:
   Retirement of common stock                                                 (4)                   --
   Net change in cash overdraft                                             (282)                   85
   Net change in notes payable                                                18                   460
                                                                         -------               -------
         Net cash flows from financing activities                           (268)                  545
                                                                         -------               -------

         Net change in cash                                                  282                    --

Cash at beginning of year                                                     --                    --
                                                                         -------               -------

Cash at end of year                                                      $   282               $    --
                                                                         =======               =======


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

   Cash paid during the year for:
     Interest                                                            $   174               $   222
                                                                         =======               =======

     Income tax                                                          $    --               $    --
                                                                         =======               =======





                       See Notes to Financial Statements.

                                  CRAMER, INC.

                          NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2001 AND 2000




1.       SUMMARY OF ACCOUNTING POLICIES

       Organization

       Cramer, Inc. ("Cramer" or "the Company") is a manufacturer of a variety of products for office and industrial use. The Company sells its products throughout the United States. International sales are limited. The Company's principal customers are office furniture dealers (seating products) and wholesale catalog distributors (utility and seating products). Approximately 61% and 63% of net sales were seating products and approximately 39% and 37% of net sales were utility products in 2001 and 2000, respectively. Cramer is a 51.5% owned subsidiary of Rotherwood Ventures LLC ("Rotherwood"), a Minneapolis, Minnesota based holding company.

       Going Concern

       The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. The Company experienced recurring losses from operations, cash flow difficulties and negative working capital during 2001 and 2000 and had a stockholders' capital deficiency of $1,726,000 at December 31, 2001. As a result, the Company is not in compliance with the financial net worth covenant in its bank credit agreement. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

       Management plans include obtaining adequate equity financing from Rotherwood, paying down certain bank debt and obtaining adequate working capital financing. Management continues to evaluate the Company's products, methods and operations in an effort to improve Company performance, achieve positive cash flow and restore profitability. There can be no assurance these measures will be successful. Management is uncertain whether its bank credit facility can be renewed after it expires on April 27, 2002, whether substitute debt financing can be obtained, or whether Rotherwood or any other party will make an equity investment in the Company. If adequate debt or equity financing cannot be obtained, the Company may not be able to remain in business.

       Pervasiveness of Estimates

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting period. Actual results could differ from those estimates.

       Revenue Recognition

       The Company recognizes revenue when products are shipped to customers. Provisions for discounts, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded.





(Continued)

                                  CRAMER, INC.

                          NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2001 AND 2000



1.     SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

       Inventories

       Inventories consist of raw materials, work-in-process and finished goods and are valued at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method.

       Property, Plant and Equipment

       Property, plant and equipment are carried at cost. Depreciation is computed using the straight-line method over the estimated useful lives. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized. The cost of maintenance and repairs is expensed as incurred and significant renewals and betterments are capitalized.

       Impairment of Long-Lived Assets

       The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the assets. If these assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

       Income Taxes

       Deferred income taxes are provided to reflect the tax effect of differences between financial and income tax bases of certain assets and liabilities. Items with differences between financial and income tax bases are shown in Note 5.

       Warranties

       Depending on the product model, the Company warranties its products for periods up to 15 years. The Company's reserve for anticipated warranty costs of $223,000 at December 31, 2001, and $100,000 at December 31, 2000, is included in accrued liabilities. The warranty reserve is estimated based on durability testing, engineering studies, and actual costs incurred in prior years.

       Advertising Costs

       The Company expenses advertising costs as incurred. Advertising costs were $100,000 in 2001 and $127,000 in 2000.

       Comprehensive Income




(Continued)

                                  CRAMER, INC.

                          NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2001 and 2000

1.     SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

       The Company reports comprehensive income (loss) in accordance with FASB Statement No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting comprehensive income in financial statements. Material components of accumulated other comprehensive income
       (loss) must also be disclosed. This statement only modifies disclosures, including financial statements disclosures, and does not result in other changes to the results or financial position of the Company.

       Earnings (Loss) Per Share

       Basic and diluted earnings (loss) per share are calculated in accordance with the provisions of SFAS No. 128, "Earnings Per Share." Basic earnings
       (loss) per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. There were no dilutive securities or contracts outstanding in 2001 or 2000.

       New Accounting Pronouncements

       In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and SFAS No. 142. "Goodwill and Other Intangible Assets." Under these new standards, all acquisitions subsequent to June 30, 2001, must be accounted for under the purchase method of accounting, and purchased goodwill is no longer amortized over its useful life. Rather, goodwill will be subject to a periodic impairment test based on its fair value. SFAS 142 is effective for fiscal years beginning after December 15, 2001, although earlier adoption is permitted. We will adopt these standards beginning in 2002.

       In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 supersedes SFAS 121. SFAS 144 primarily addresses significant issues relating to the implementation of SFAS 121 and develops a single accounting model for long-lived assets to be disposed of, whether primarily held, used or newly acquired. The provisions of SFAS 144 will be effective for fiscal years beginning after December 15, 2001. We will adopt this standard beginning in 2002.

       The Company believes the adoption of the above standards will result in no transitional adjustment or have any material impact on its financial statements.

       Concentrations

         Credit Risk

         Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade accounts receivable. The Company has many customers across the United States. The Company performs ongoing evaluations of its customers' financial condition







(Continued)

                                  CRAMER, INC.

                          NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2001 AND 2000


         and generally requires no collateral from its customers. The risk is limited due to the large number of entities comprising the Company's customer base. The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash.













(Continued)

                                  CRAMER, INC.

                          NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2001 AND 2000




1.  SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

       Concentrations (Continued)

         Suppliers

         Certain components of the Company's products are sourced from a single vendor. Any disruption in these supply arrangements could result in temporary shipment delays or increased costs. However, the Company believes it has the ability to substitute suppliers for any component within a three-month period of time.

         Customers

         No single customer accounted for more than 8% of the Company's net sales in 2001.

       Shipping and Handling Costs

       Shipping and handling costs are included in cost of sales.


2.  INVENTORIES

    Inventories consisted of the following (in thousands):



                                                       2001                2000
                                                  ---------------     ---------------

Raw materials                                       $   482               $ 1,067
Work-in-process                                         126                   490
Finished goods                                          223                   163
Reserve for obsolescence and shrinkage                 (110)                 (162)
                                                    -------               -------

                                                    $   721               $ 1,558
                                                    =======               =======



3.  PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment consisted of the following (in thousands):

                                                                                                      ESTIMATED
                                                                   2001              2000            USEFUL LIVES
                                                             ---------------    ---------------    ---------------

        Land                                                 $          29        $        29                 -
        Buildings                                                      917                908           5  - 40
        Machinery and equipment                                      3,861              3,848           3  - 10
        Furniture and equipment                                      1,408              1,402           5  - 10
                                                             -------------        -----------

                                                             $       6,215        $     6,187
                                                             =============        ===========





(Continued)

                                  CRAMER, INC.

                          NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2001 AND 2000


4.   NOTES PAYABLE

     The Company and Pacer Corporation (a subsidiary of Rotherwood) participate in a combined credit facility with Firstar Bank. The credit facility provides the Company and Pacer with access to a revolving line-of-credit of $2,000,000 with interest payable monthly at the bank's prime rate and a $320,000 line-of-credit with interest payable monthly at the prime plus 2%. The Company accounted for 100% of the $2,320,000 in borrowings at December 31, 2001.

     The combined credit facility, which matures on April 27, 2002, is secured by the general intangibles, inventory, accounts receivable and equipment of the Company and Pacer. Rotherwood has provided the bank with a $2,000,000 letter of credit as additional collateral for the loan.

     The Company is not in compliance with the net worth covenants in the loan agreements governing the credit facility. Accordingly, there is a risk the bank could curtail the Company's right to borrow additional funds under the credit facility, require the Company to prepay all or a portion of the principal balance under the credit facility prior to the maturity date, or fail to renew the credit facility when it matures April 27, 2002. Any such action would make it much more difficult for the Company to support operations and achieve positive cash flow and profitable operations, and could require the Company to curtail operations.


5.   INCOME TAXES

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 2001 and 2000, are as follows (in thousands):


                                                                             2001                      2000
                                                                       ----------------          ----------------
        Deferred tax assets:
          Net operating loss carryforwards                             $       4,377              $      4,011
          Tax credit carryforwards                                                --                       317
          Pension costs                                                          126                       102
          Product liability accrual                                               85                        72
          Accrued compensation and vacations                                       7                        22
          Warranty accrual                                                        87                        39
          Inventories                                                             51                        86
          Other - net                                                             29                        37
                                                                       -------------              ------------

              Total deferred tax assets                                        4,762                     4,686
              Deferred tax liabilities                                            --                       (16)
                                                                       -------------              ------------

              Net deferred tax asset                                           4,762                     4,670
              Valuation allowance                                             (4,762)                   (4,670)
                                                                       -------------              ------------

                                                                       $          --              $         --
                                                                       =============              ============





(Continued)

                                  CRAMER, INC.

                          NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2001 AND 2000























(Continued)

                                  CRAMER, INC.

                          NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2001 AND 2000

5.   INCOME TAXES (CONTINUED)

     A reconciliation of the income tax provision (benefit) to the amounts computed at the federal statutory rate is as follows (in thousands):



                                                                       2001               2000
                                                                  --------------     --------------

Tax benefit provision (benefit) at statutory rate                      $(409)             $(333)
State income taxes, net of federal taxes                                 (60)               (45)
Changes in valuation reserve related to utilization
  or generation of tax credits and net operating loss
  carryforwards                                                          466                381
Other                                                                      3                 (3)
                                                                       -----              -----

                                                                       $   -              $   -
                                                                       =====              =====


     At December 31, 2001, the Company has available $11,223,000 of net operating loss carryforwards to reduce future income taxes, subject to applicable limitations. The carryforwards expire beginning in 2006 through 2021.


6.   BENEFIT PLANS

         Defined Benefit Plan

         The Company has a defined benefit pension plan covering all of its bargaining unit employees working as of September 30, 1988. Effective September 30, 1988, the plan was amended to freeze future benefit accruals. As a result of freezing the benefits, no further benefits accrue to plan participants. The amount of pension a participant will receive was frozen at $9.00 multiplied by the number of years of service from the later of the date of hire or January 1, 1942, through September 30, 1988. Effective September 30, 1988, new employees have not accrued benefits under the defined benefit plan. The Company's funding of the plan is equal to, or exceeds, the minimum contribution required by ERISA and totaled $65,000 and $114,000 in 2001 and 2000, respectively.

         Net pension costs included the following components (in thousands):



                                                                 2001              2000
                                                            --------------     --------------

Service cost - benefits earned during the period                 $ --              $ --
Interest cost on projected benefit obligation                      52                58
Expected return on plan assets                                    (38)              (43)
Net amortization and deferral                                      69                59
                                                                 ----              ----

                 Total pension costs                             $ 83              $ 74
                                                                 ====              ====






(Continued)

                                  CRAMER, INC.

                          NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2001 AND 2000





6.   BENEFIT PLANS (CONTINUED)

         Defined Benefit Plan (Continued)

         Net regular periodic pension cost was calculated using the following assumptions:



                                                                                2001                      2000
                                                                          ----------------          ---------------

            Weighted Average Discount Rate                                         7.0%                      7.5%
            Expected Long-Term Rate of Return                                      8.0%                      8.0%



         The plan's funded status as of December 31, 2001 and 2000, is summarized below (in thousands):



                                                                                2001                      2000
                                                                          ----------------          ---------------

            Actuarial present value of projected benefit obligation         $      (705)              $     (781)
            Plan assets at fair value                                               379                      465
            Remaining unrecognized net transition obligation                          4                       56
            Unrecognized net loss                                                   348                      304
            Adjustment required to recognize minimum liability                     (352)                    (360)
                                                                            -----------                 --------

                  Net pension liability recognized                          $      (326)                $   (316)
                                                                            ===========                 ========


         An intangible asset of $4,000 equal to the unrecognized prior service cost and transition obligation has been included in the balance sheet. The remaining additional minimum liability of $348,000 related to the unrecognized net loss has been recorded as a decrease in stockholders' equity at December 31, 2001. The change in this amount of $44,000 during 2001 has been included as a component of other comprehensive income.

         The fair value of plan assets changed in 2001 and 2000, as follows (in thousands):



                                                                                2001                     2000
                                                                        --------------------     ---------------------

            Fair value of plan assets, beginning of year                    $           465          $           503
            Contributions                                                                65                      114
            Benefit payments                                                            (88)                    (100)
            Investment return, net of investment expenses                               (63)                     (52)
                                                                            ---------------         ----------------

                  Fair value of plan assets, end of year                    $           379          $           465
                                                                            ===============          ===============






(Continued)

                                  CRAMER, INC.

                          NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2001 AND 2000



         The projected benefit obligation in 2001 and 2000, as follows (in thousands):


                                                                                  2001                     2000
                                                                          -------------------      ------------------

            Projected benefit obligation, beginning of year                 $          (781)         $          (805)
            Interest costs                                                              (52)                     (58)
            Benefits paid                                                                88                      100
            Actuarial gains and (losses)                                                 40                      (18)
                                                                            ---------------          ---------------

                  Projected benefit obligation, end of year                 $          (705)         $          (781)
                                                                            ===============          ===============










(Continued)

                                  CRAMER, INC.

                          NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2001 AND 2000





6.   BENEFIT PLANS (CONTINUED)

         Defined Benefit Plan (Continued)

         Plan assets are held by trust funds devoted to servicing pension benefits and are invested in a diversified portfolio of fixed income and equity securities.

         In providing the Defined Benefit Plan analysis, the Company relied upon information provided by an independent actuary.

         Defined Contribution Plan

         The Company sponsors a 401(k) plan covering substantially all employees. Participants may contribute from 1% to 15% of compensation, subject to annual limitations. In 1999, the Company instituted a matching contribution equal to 25% of a participant's contribution that is less than or equal to 6% of gross salary. In addition, the plan provides for discretionary contributions as determined by the Board of Directors. Total Company contributions consisted solely of matching contributions in 2001 and 2000 and were $12,000 and $19,000, respectively.


7.   COMMITMENTS AND CONTINGENCIES

     The Company is a defendant in lawsuits related to product liability claims that are considered a routine aspect of its business. The claims are covered by insurance and are being defended by the Company's counsel or by counsel assigned by the Company's insurance carriers. The Company's liability insurance coverage obligates the Company to pay the first $50,000 of settlement or award and related defense costs. Any settlement or award and defense cost in excess of the $50,000 deductible is covered by insurance. At December 31, 2001, unless specific information pertaining to the case indicated otherwise, a specific reserve for each case was accrued for based on historical case cost not exceeding the deductible, less costs incurred to date. The Company has recorded an accrual of $218,000 at December 31, 2001, and $185,000 at December 31, 2000, for product liability claims. Management believes the outcome of these claims will not have a material adverse effect on the Company's financial position or results of operations.

     The Company was assessed OSHA penalties aggregating $117,500 as a result of an inspection conducted in 2000. In February 2002, the Company and OSHA have agreed to settle the claims for $23,000 and settlement documents have been submitted to the Company by OSHA. The Company has recorded an accrual for OSHA penalties of $23,000 at December 31, 2001, and $35,000 at December 31, 2000.

(Continued)

 8.  RELATED PARTY TRANSACTIONS

     Rotherwood, the Company's majority owner, provides management services to the Company. The cost to the Company for these services was approximately $91,500 in 2001 and $28,000 in 2000. In addition, Cramer incurred expense of $40,000 for a loan guarantee fee by Rotherwood. At December 31, 2001, Cramer owed Rotherwood $100,900 for these expenses along with other expenses incurred by Rotherwood for the benefit of Cramer.


9.   IMPAIRMENT OF INTANGIBLES

     In 2000, the Company wrote-off $289,000 of goodwill, customer lists and patents related to a proprietary keyboard product line that was discontinued.


10.  FINANCIAL INSTRUMENTS

     At December 31, 2001 and 2000, the carrying value of the Company's cash, accounts receivable, and accounts payable approximate fair value. Based on borrowing rates currently available to the Company for bank loans with similar terms and collateral, the fair value of the Company's short-term notes payable approximates their carrying value.


11.  STOCK OPTION PLAN

     In 1989, the Company implemented a stock option plan (the "Plan") which provided for the grant of incentive awards to directors, officers and other key employees. The Plan expired in 2000. There were no outstanding stock option grants or shares exercised under this plan in 2000.


12.  COLLECTIVE BARGAINING AGREEMENT

     The factory workers are covered by a collective bargaining agreement with the United Steelworkers of America that expires on September 30, 2002. The economic portion of the agreement expired on October 1, 2001, and subsequently has been renewed on a month-to-month basis. Any work stoppage could impact the Company's ability to manufacture product, on-time delivery, and product quality, which in turn could have a material adverse effect on the Company's business and financial condition.


14.  SIGNIFICANT ITEMS AFFECTING FOURTH QUARTER

     In the fourth quarter of 2001, the Company recorded charges for warranty reserves and other accruals of approximately $196,000, and wrote-off a grant receivable of approximately $82,000 related to expenditures for consulting services that were previously expected to be reimbursed through a grant. These adjustments increased the fourth quarter net loss by $.07 per share.


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

The Company previously reported a change in accountants.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT - This information will be included in the Company's 2002 Proxy Statement pursuant to Section 14A of the Securities Exchange Act and is incorporated by reference herein.

ITEM 10. EXECUTIVE COMPENSATION - This information will be included in the Company's 2002 Proxy Statement pursuant to Section 14A of the Securities Exchange Act and is incorporated by reference herein.

ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
              - This information will be included in the Company's 2002 Proxy Statement pursuant to Section 14A of the Securities Exchange Act and is incorporated by reference herein.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - This information will be included in the Company's 2002 Proxy Statement pursuant to Section 14A of the Securities Exchange Act and is incorporated by reference herein.

ITEM 13.      EXHIBITS AND REPORTS ON FORM 8-K

(a) None

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, as duly authorized.

                                  CRAMER, INC.



3/29/02           /s/ Gregory Coward
-------           ---------------------------------------------
                  Gregory Coward
                  Chief Executive Officer
                  (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.



3/29/02           /s/ James R. Zicarelli
-------           ---------------------------------------------
                  James R. Zicarelli
                  Director



3/29/02           /s/ David E. Crandall
-------           ---------------------------------------------
                  David E. Crandall
                  Director



3/29/02           /s/ Nicholas Christianson
-------           ---------------------------------------------
                  Interim Chief Financial Officer
                  (Principal Financial and Accounting Officer)