Form 10QSB
period 2002-03-31
CRAMER INC
filed 2002-05-20
CIK 319497

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              450 Fifth Street, NW
                             Washington, D.C. 20549

                                   FORM 10-QSB



(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                          For the quarterly period ended 3/31/02

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,041,246 shares of common stock, no par value as of April 30, 2002.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                  CRAMER, INC.
                                  BALANCE SHEET
                                    UNAUDITED
                    (Amounts in Thousands, Except Share Data)

ASSETS
                                                                                 3/31/02        12/31/01
                                                                              ------------    ------------
CURRENT ASSETS:
     Cash                                                                                0             282
     Accounts receivable, net of allowance of $30                                      814             563
     Inventories, net of allowance of $105                                             679             721
     Prepaid expenses and other current assets                                         295             325
                                                                              ------------    ------------
              Total current assets                                                   1,788           1,891

PROPERTY, PLANT AND EQUIPMENT
     At cost                                                                         6,224           6,215
     Accumulated depreciation                                                       (5,623)         (5,595)
                                                                              ------------    ------------
                                                                                       600             630
OTHER ASSETS:
     Intangible pension asset                                                            0               4
                                                                              ------------    ------------


              Total Assets                                                    $      2,388    $      2,525
                                                                              ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
     Cash overdrafts                                                          $         53    $          0
     Note payable                                                                    2,320           2,320
     Accounts payable                                                                  464             485
     Accounts payable- related party                                                   149             101
     Accrued liabilities                                                               636             801
                                                                              ------------    ------------
              Total current liabilities                                              3,622           3,707

NONCURRENT LIABILITIES:
     Pension benefits payable                                                          287             326
     Other                                                                             223             218
                                                                              ------------    ------------
              Total noncurrent liabilities                                             510             544

STOCKHOLDERS' EQUITY (DEFICIT):
     Common stock, no par value; authorized, 6,000,000 shares; issued and outstanding 4,041,246 shares at April 30, 2002
         and 4,041,400 at December 31, 2001                                          3,820           3,820
     Accumulated deficit                                                            (5,212)         (5,198)
                                                                              ------------    ------------
                                                                                    (1,392)         (1,378)
     Minimum pension liability adjustment                                             (352)           (348)
                                                                              ------------    ------------
              Net stockholders' equity (deficit)                                    (1,744)         (1,726)
                                                                              ------------    ------------

              Total Liabilities and Stockholders' Equity (Deficit)            $      2,388    $      2,525
                                                                              ============    ============


                   See Notes to Condensed Financial Statements

                                  CRAMER, INC.
                              STATEMENTS OF INCOME
                                    UNAUDITED
                  (Amounts in Thousands, Except Per Share Data)


                                                                      THREE MONTHS ENDED
                                                                   3/31/02           4/1/01
                                                               --------------    --------------
NET SALES                                                      $        2,032    $        3,298
COST OF SALES                                                           1,326             2,574
                                                               --------------    --------------
              Gross profit                                                706               724

OPERATING EXPENSES:
     Selling expenses                                                     378               524
     General and administrative                                           312               297
                                                               --------------    --------------
              Total operating expenses                                    690               821
                                                               --------------    --------------

              Income (loss) from operations                                16               (97)

OTHER EXPENSE:
     Interest expense, net                                                (30)              (54)
     Other, net                                                            (0)               (0)
                                                               --------------    --------------
              Total other expense                                         (30)              (54)
                                                               --------------    --------------

INCOME (LOSS) BEFORE INCOME TAXES                                         (14)             (151)
INCOME TAX EXPENSE (BENEFIT)                                                0                 0
                                                               --------------    --------------

NET INCOME (LOSS)                                              $          (14)   $         (151)
                                                               ==============    ==============

     Net income (loss) per share based on weighted
         average number of common equivalent
         shares outstanding - basic and diluted                $         0.00    $        (0.04)

     Weighted Average Common Equivalent
         Shares Outstanding: Basic                                  4,041,246         4,041,400
                             Diluted                                4,041,246         4,041,400



                   See Notes to Condensed Financial Statements

                                  CRAMER, INC.
                            STATEMENTS OF CASH FLOWS
                                    UNAUDITED
                             (Amounts in Thousands)

                                                                                 Three Months Ended
                                                                                3/31/01       4/1/01
                                                                              ----------    ----------
Cash flows from operating activities:
     Net income (loss)                                                        $      (14)   $     (151)
     Adjustments to reconcile net income (loss) to net cash
         flows from operating activities:
         Depreciation and amortization                                                39            51
         Changes in operating assets and liabilities:
              Accounts receivable                                                   (251)          334
              Inventories                                                             42           266
              Prepaid expenses and other assets                                       30           (13)
              Intangible pension asset                                                 4             0
              Accounts payable and accrued expenses                                 (138)         (450)
              Noncurrent pension benefits payable                                    (43)            0
              Other noncurrent liabilities                                             5            11
                                                                              ----------    ----------

                      Net cash flows from operating activities                      (326)           48
                                                                              ----------    ----------

Cash flows from investing activities:
     Capital expenditures                                                             (9)          (17)
                                                                              ----------    ----------


                      Net cash flows from investing activities                        (9)          (17)
                                                                              ----------    ----------

Cash flows from financing activities:
     Principal payments on notes payable                                               0           (31)
     Increase in cash overdrafts                                                      53             0
                                                                              ----------    ----------

                      Net cash flows from financing activities                        53           (31)
                                                                              ----------    ----------

Net increase (decrease) in cash                                                     (282)            0
Cash at beginning of year                                                            282             0
                                                                              ----------    ----------

Cash at end of quarter                                                        $        0    $        0
                                                                              ==========    ==========

Supplemental disclosures:
     Cash paid during the period for:
         Interest                                                             $       30    $       54
                                                                              ==========    ==========
         Income tax                                                           $        0    $        0
                                                                              ==========    ==========


                   See Notes to Condensed Financial Statements

                                  CRAMER, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.       Interim Financial Statements

The condensed interim financial statements included herein have been prepared by Cramer, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). The financial statements reflect adjustments of a normal recurring nature that are, in the opinion of management, necessary to present fairly such information. Although the Company believes that the disclosures are adequate to make the interim information presented not misleading, certain information and footnote disclosures, including significant accounting policies, normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These interim financial statements should be read in conjunction with the financial statements and the notes thereto included in the Annual Report on Form 10-KSB filed by the Company with the Commission for fiscal year ended December 31, 2001. Quarterly operating results may vary significantly and are not necessarily indicative of the results for the full year or any future period.

2.       Legal Proceedings

The Company is a defendant in several lawsuits relating to product liability claims arising from accidents allegedly occurring in connection with the use of its products. The claims are covered by insurance and are being defended by the Company's independent counsel or by counsel assigned by the Company's insurance carriers. One such claim currently outstanding alleges damages of $375,000. The Company has included a complete discussion of product liability claims and related accruals in Part II, Item 1 "Legal Proceedings" below.

The Company believes their products are safe and reliable when assembled, used and maintained in a reasonable manner, and believes it adequately reserves against its reasonably likely exposure under these claims based upon past experience.

3.       Use of Estimates

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

The warranty accrual decreased from $232,000 at December 31, 2001 to $218,000 at March 31, 2002. This decrease was the result of declining warranty costs in the first quarter of 2002. This decrease can be attributed to more aggressive management of warranty claims, which has resulted in fewer claims and lower costs.

The reserve for obsolete and slow-moving inventory is based on management's analysis of inventory turns, historical write-offs, future production plans including any product line changes, and sales trends. The decrease in inventory reserves from $110,000 at December 31, 2001 to $105,000 as of March 31, 2002 was the result the write-off of certain inventory items for which a reserve had been recorded at December 31, 2001.

A discussion of the product liability accrual is included in Part II, Item 1, Legal Proceedings.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS


         RESULTS OF OPERATIONS

         Sales for the quarter decreased $1,266,000 or 38%. The recent recession and intense competition resulted in a decline in seating sales of over $1M, or 54%. In addition, ladder product sales were down $194,000 due to weaker catalog performance. These declines were offset by a $94,000 increase in Kik-step sales, reflecting this product's strong brand and market penetration.

         Gross margins decreased from $724,000 in the first quarter of 2001 to $704,000 in the first quarter of 2002. However, gross margins as a percentage of net sales in the first quarter of 2002 improved to 35% compared to 25% in the first quarter of 2001. Increased margins as a percent of sales were the combined result of lower material costs and significant overhead reductions. These overhead reductions included a decrease in utilities and plant supplies, due in part to increased outsourcing of the manufacture of certain products in 2002.

         Selling expenses decreased from $528,000 in the first quarter of 2001 to $378,000 in the first quarter of 2002, a reduction of $150,000. Of this amount, $102,000 represented a decrease in commissions as a result of declining sales. The remaining decrease was related primarily to staff reductions and lower travel costs.

         General and administrative expenses increased during the first quarter of 2002 by $15,000 or 5% compared to the same period in 2001. Fees related to Rotherwood's provision of a letter of credit as security for the bank line totaled $40,000 in the first quarter of 2002 and were not in effect during the first quarter 2001. This increase was offset by lower labor costs in the first quarter of 2002.

         Interest expense totaled $30,000 in the first quarter of 2002, compared to $54,000 in the comparable period last year. This reduction was the result of lower interest rates in 2002.

         The Company incurred a net operating loss before tax of $14,000 in the first quarter of 2002, compared to a loss of $151,000 in the first quarter of 2001. Operating losses improved, despite declining sales, due to reductions in overhead and improved margins.


         FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         Cash flow from operations reduced cash by $326,000 in the first quarter of 2002, compared to a surplus of $48,000 in 2001.

         Accounts receivable totaled $814,000 at March 31, 2002 compared to $516,000 at December 31, 2001. The increase was a result of an increase in sales in January of 2002 over December of 2001.

         Inventories declined from $721,000 at December 31, 2001 to $629,000 at March 31, 2002, a 13% decrease. More aggressive purchasing and inventory controls contributed to the decline.

         Accounts payable and accrued expenses declined $138,000 in the first quarter of 2002 as a result of more aggressive purchasing controls and a decrease in accrued insurance premiums.

         Capital expenditures of $9,000 during the first quarter of 2002 related to the purchase of additional tooling.

         The outstanding balance under the Company's bank line of credit remained $2,320,000, the maximum amount allowed under the agreement, throughout the first quarter of 2002. The combined facility is secured by a $2,000,000 letter of credit from Rotherwood, the Company's parent, and security interests in the assets of both Cramer and Pacer Corporation, a company owned by Rotherwood. Cramer and Pacer are co-borrowers on the total amount of the credit facility. In exchange for Rotherwood's financial accommodation to the Company, the Company agreed to pay Rotherwood a fee equal to 2% per quarter of the total amount of the letter of credit until the letter of credit expires. As of March 31, 2002, the Company had accrued $80,000 of such fees. The Company plans to pay for these fees by issuing common stock (see Note 3 to the Financial Statements and Management's Discussion and Analysis in the 2001 Form 10-KSB for additional discussion of the credit facility and related matters).

         In April 2002, the Company obtained an extension of the credit facility through June 28, 2002. The Company is not in compliance with the financial net worth covenant in the loan agreement governing the credit facility. For this and other reasons, the Company is unable to predict whether the bank will renew the credit facility when it matures in June, 2002. If the bank does not renew or increase the facility and the Company cannot obtain substitute or additional debt financing or obtain an equity investment in the Company, the Company may be required to seek bankruptcy protection or to cease operations.


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

                  o The Company's continuing declines in revenues and continuing losses

                  o Questions about the Company's continuing viability as a going concern and management's plans to address that issue

                  o Any failure of the Company's turnaround plan to achieve its objectives

                  o The possibility that the bank will not renew the Company's credit facility and that the Company could not obtain substitute or additional debt financing, or obtain any equity financing

                  o Fluctuations or reductions in product demand and market acceptance

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

                  o        Unexpected additional expenses or operating losses

                  o        Strong competition

                  o Reliance on certain vendors for key products and components

                  o Deferred plant maintenance and the cost of future maintenance

                  o If product and warranty liability claims exceed the amounts reserved

                  o        Control by insiders

The foregoing list of risks and uncertainties is not meant to be complete.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         The Company is a defendant in several lawsuits relating to product liability claims arising from accidents allegedly occurring in connection with the use of its products. The claims are covered by insurance and are being defended by the Company's independent counsel or by counsel assigned by the Company's insurance carriers. These claims are subject to deductibles ranging from $0 to $50,000 ($50,000 is the most common deductible). The Company maintains product liability insurance coverage with limits of $1 million per occurrence and $2 million aggregate, plus $15 million in umbrella coverage. After the Company has exhausted its deductible by paying a total of $50,000 (whether in legal fees and expenses, settlement amounts, damages awards, or any combination thereof) on any single claim, its liability insurance carrier is obligated to pay any sums owed for legal fees and expenses, settlement amounts and damages awards in excess of $50,000 for that claim. The Company has been able to offset settlement costs through amounts paid by co-defendants in certain cases historically.

         Over the last five fiscal years, the Company has averaged 3.7 new claims per year. An average of approximately 50% of those claims resulted in defense costs and settlement amounts or awards exceeding $50,000. The average total cost of defense and settlement awards paid by the Company over that period was $35,000 per claim. The number of new claims made or lawsuits filed against the Company during years 2000 and 2001 were two and three, respectively. The Company's claims history has leveled out over the past three years at two to three claims per year.

         The Company had six open claims at December 31, 2001 and at March 31, 2002. During the first quarter of 2002, no new claims were filed against the Company. On April 22, 2002, the Company settled one of the six claims for $7,500. The total cost of legal fees and settlement costs for this claim was $49,500. The Company does not believe the remaining open claims will have materially different average results than historical experience described above. None of the claims allege damages in excess of policy limits. One of the claimants alleges damages of $375,000 and is discussed below. While management believes the Company has substantial defenses with respect to these claims, the ultimate outcome of such litigation cannot be predicted with certainty. Such claims are an ordinary aspect of the Company's business and industry. The Company believes these products are safe and reliable when assembled, used and maintained in a reasonable manner, and believes it adequately reserves against its reasonably likely exposure under these claims based upon past experience.

         The Company discusses each claim with its product liability counsel to determine the merits of the case and the most likely outcome. In some cases, it is too early to make that assessment. The Company determines a reserve for specific claims based on average claims history, the specific merits of the case, the amount of damages alleged, the costs incurred to date and the amount of the insurance deductible. The Company recorded a reserve for specific claims of $104,000 at December 31, 2001 and $109,000 at March 31, 2002.

         In addition to reserves for specific cases, the Company estimates its exposure for unasserted claims and records additional reserves using the claims history discussed above as well as recent trend insights. The Company had received notice of six incidents for which no claims had been asserted at December 31, 2001 and did not receive notice of any additional unasserted claims during the first quarter of 2002. The Company maintained a reserve for unasserted claims of $113,000 at December 31, 2001 and at March 31, 2002. The underlying assumptions regarding claims history and average costs per claim did not change during the first quarter of 2002. Accordingly, the Company did not change its reserve for unasserted claims. Although the Company's claims history has stabilized in recent years, the Company cannot be certain that future claims experience will be consistent with historical claims experience. An increase in the frequency or average cost of future claims could increase the Company's exposure to product liability expense. However, the maximum total legal defense and settlement costs for each claim is limited to the $50,000 deductible.

         On February 25, 1998, the Company was served with a suit filed by Pauline and Daniel Robitaille ("Plaintiff") in the Superior Court of Massachusetts, Norfolk County. On October 20, 2000, the Plaintiff made a demand of $375,000 against the Company. The Plaintiff claims she was injured when she fell from a three-step ladder manufactured and/or distributed by the Company, suffering a foot injury. The Company's $50,000 insurance deductible is now exhausted and the Company's insurance carrier has assumed defense of this claim. All future legal expenses, including attorney's fees, settlement and any verdict against the Company, are the responsibility of the Company's insurer, Lexington Insurance Company.

         The Company was assessed $117,500 in penalties by OSHA as a result of an inspection conducted in 2000 and signed a settlement agreement from OSHA which calls for payments of $23,000 (see "Patents, Trademarks and Government Regulation" in Item 1 of the 2001 10-KSB).


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



                                             CRAMER, INC.
                                             (Registrant)



Date: 5-20-02                                /s/ NICHOLAS M. CHRISTIANSON
     -------------------------               -----------------------------------
                                             Nicholas M. Christianson
                                             Interim Chief Financial Officer