Form 10KSB/A
period 2001-12-31
CRAMER INC
filed 2002-08-14
CIK 319497

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                               AMENDMENT NO. 1 TO

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

As of December 31, 2001 the aggregate market value of the common shares of Cramer, Inc. held by non-affiliates was approximately $40,414, assuming the market value of Cramer, Inc. common stock is approximately equal to $0.01 per share at

December 31, 2001. This valuation per share was determined by an independent appraisal of the Company performed by Meara, King & Co., a Kansas City accounting and valuation firm (See Item 5, "Market for Common Equity and Related Stockholder Matters").

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,039,607 shares of common stock (July 31, 2002).

Transitional Small Business Disclosure Format (check one): Yes     No  X
                                                               ---    ---



..2

                                      INDEX



                                                                                                         PAGE NO.
                                                                                                         --------

PART I

     Item 1.      Description of Business                                                                    4
     Item 2.      Description of Property                                                                   12
     Item 3.      Legal Proceedings                                                                         13
     Item 4.      Submission of Matters to a Vote of Security Holders                                       15

PART II

     Item 5.      Market for Common Equity and Related Stockholder Matters                                  16
     Item 6.      Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                                       18
     Item 7.      Financial Statements                                                                      26
     Item 8.      Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure                                                       27

PART III

     Item 9.      Directors, Executive Officers, Promoters and Control
                  Persons; Compliance with Section 16(a) of the Exchange Act                                27
     Item 10.     Executive Compensation                                                                    30
     Item 11.     Security Ownership of Certain Beneficial Owners and
                  Management                                                                                31
     Item 12.     Certain Relationships and Related Transactions                                            32
     Item 13.     Exhibits and Reports on Form 8-K                                                          33



..3

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

Substantial Doubt About the Company's Ability to Continue as a Going Concern

The Company experienced continued recurring losses from operations, cash flow difficulties and negative working capital during 2000 and 2001. As a result, the Company is not in compliance with the financial net worth covenant in its bank credit agreement and the loan has been classified as non-performing. The Company initially relied on a letter of credit posted by Rotherwood Ventures, LLC ("Rotherwood") and subsequently on Rotherwood's pledge of $2M of securities to the lender, in addition to the assets of Pacer, Inc. a wholly owned subsidiary of Rotherwood, to secure the Company's credit facility. This credit facility has been extended to October 3, 2002. There can be no assurance that the Company can further extend the bank credit agreement or obtain substitute or additional debt financing, or obtain any equity financing or that a proposed $900,000 equity investment in the Company by Rotherwood will be consummated (see Item 5- "Market for Common Equity and Related Stockholder Matters" and Item 6- "Management's Discussion and Analysis of Financial Condition and Results of Operations"), and thus there is no assurance the Company can remain in business or avoid bankruptcy proceedings.

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

The Company's auditors, in their audit report on the Company's 2001 financial statements, opined that these financial statements and operational conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's previous auditors also issued a "going concern" opinion on our 2000


..4
financial statements (see Item 6 - "Management's Discussion and Analysis of Financial Condition and Results of Operations", the financial statements and notes thereto in Item 7 and "Management Changes and Turnaround Plan" below).

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

Following the appointment of the new CEO on January 24, 2001, the Company's new management conducted a thorough review of the Company's operations and strategies. As a result, new management commenced the following initiatives designed to achieve positive cash flow and return the Company to profitability:

         o        The proprietary keyboard line was discontinued

         o        The direct-to-end-user marketing strategy was de-emphasized

         o Efforts to eliminate obsolete and weak performing seating and utility products have continued

         o Marketing efforts are being concentrated on the Company's core products and sales channels

         o Manufacturing and inventory management practices have been improved

         o The manufacture of certain utility products was outsourced to third-party manufacturers to increase margins and reduce operating overhead

         o The Company reduced its workforce to accommodate declining sales and new production strategies

         o The Company has leased a smaller facility to streamline operations and achieve greater production efficiencies

         o The Company has begun the process of identifying a new management information system to replace the current legacy application and improve business processes, reporting and analysis


..5

         o The Company has reviewed its marketing strategies and will implement new pricing, discount and commission structures to improve margins and simplify the administration of current sales channels

         o The Board will recommend that its shareholders approve the authorization of additional shares of common stock to accommodate a letter of credit/pledge fee payable to Rotherwood in common stock and a proposed equity investment in the Company by Rotherwood (see Item 6 - "Management's Discussion and Analysis of Financial Condition and Results of Operations")

New management will continue to evaluate the Company's products, operations and financing options in an effort to improve the Company's performance, achieve positive cash flow, restore profitability and secure adequate capital. Management is optimistic these goals can be achieved, but there can be no assurance these measures will be successful. In fact, the Company's revenues were substantially lower, and its gross margins significantly lower, in 2001 than 2000 (see Item 6 - "Management's Discussion and Analysis of Financial Condition and Results of Operations")

The Company intends to enter into a proposed equity investment transaction with Rotherwood, who is planning to take the Company private after the proposed investment is made (See Item 5- "Market for Common Equity and Related Shareholder Matters" and Item 6- "Management's Discussion and Analysis of Financial Condition and Results of Operations").

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

The Company's seating products compete in the estimated $11 billion domestic market for office furniture, which includes seating, desks, files, and panel systems. Major companies serving this market are Steelcase, Herman Miller, Knoll, Hayworth, Kimball, and HON Industries. These six companies supply products in all major categories of this market. Together they account for an estimated 60% of sales in this market. The remaining 40% of the market is served by numerous smaller companies (typically sales



..6
of less than $75 million) that primarily compete in selected segments of the market. These market segments are delineated either by product type, such as seating or case goods, or by customer category, for example high style, wood-finish, or budget-price.

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

Other significant seating products include the Fusion II(R), Aspira and Centris chairs. They are intended to complement the Triton(R) line with its unique steel seat pan and 24/7 warranty. Fusion II(R) chairs provide full ergonomic task seating at moderate



..7
prices. Aspira and Centris chairs provide well-made ergonomic seating for normal single-shift use in the workplace. Each of these chairs follow the strict standards for design and function found in all of the Company's active ergonomic seating lines. These products are designed to function within office, manufacturing and laboratory settings. The Company discontinued a number of seating products in 2000 and 2001 due to lagging sales and/or unacceptable gross margins.

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

Net sales by product group in 2001 and 2000 were as follows:


                              Year Ended December 31,
                            ---------------------------
                                2001           2000
                            ------------   ------------
Seating products            $  6,336,000   $  8,204,000
Utility products               4,111,000      4,893,000
                            ------------   ------------
                            $ 10,447,000   $ 13,097,000
                            ============   ============

Marketing and Sales

The majority of the Company's seating products are sold to independent office furniture dealers who resell the products to end-users. Cramer has approximately 1,300 dealer accounts, although only a portion of these accounts is active in any given year. For the past several years, sales to independent office furniture dealers have accounted for 60% to 70% of the Company's revenue. These sales efforts are focused through



..8
approximately 21 independent commissioned sales representative organizations located in major markets throughout the United States. These sales organizations typically employ from one to six people, and represent three to six complimentary product lines such as desks, panel systems, and lighting. Average tenure for the Company's sales representatives is more than four years. These representatives initiate and develop business directly with end users, designers and architects for specification projects and coordinate and manage the Company's business relationships with the independent office furniture dealers in their territories.

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



..9

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



..10

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

The factory workers are covered by a collective bargaining agreement with the United Steelworkers of America that expires on September 30, 2003. The economic portion of the agreement expired on October 1, 2001 and subsequently has been renewed on a month-to-month basis. Any work stoppage could impact the Company's ability to manufacture product, on-time delivery and product quality, which could have a material adverse effect on the Company's business and financial condition. While no work stoppages have occurred over the past ten years and labor negotiations are an ordinary part of the Company's business, there can be no assurance that a work stoppage can be avoided. The State of Kansas is a right-to work state, so not all factory workers belong to the Union. At year-end, 16 of the 34 factory workers were not dues paying members. The Company believes that strong labor relations are an important aspect of its business.

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



..11

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

The Federal Occupational Safety and Health Administration (OSHA) conducted an inspection of the Company in late 2000 during which a number of areas of noncompliance were detected. On April 23, 2001, the Company received notification that it was subject to citation and fines totaling $117,500 based on these areas of non-compliance. Prior to receiving the citation, the Company had taken proactive steps to correct areas of non-compliance identified at the time of the OSHA site inspection and believes these measures have brought the Company into substantial compliance. The Company requested a reduction or suspension of the fines and signed a settlement agreement with OSHA that requires total payments of $23,000 over two years to settle all outstanding fines. As of June 30, the Company had made scheduled payments of $2,000. Management believes modifications to its existing facility and operating methods required to bring the Company into OSHA compliance, and compliance with other laws and regulations, will not have a material adverse effect on its overall business. An accrual of $23,000 was recorded at December 31, 2001 for the OSHA settlement.

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

Due to the facility's age, its overall condition is relatively poor and requires continuous maintenance. The Company believes that its facilities are adequately insured.


..12

In the first quarter of 2002, management began exploring the feasibility of relocating to a new facility that more closely matches the Company's current size and manufacturing needs. The Company has signed a lease for a 34,000 square foot facility and is planning to relocate in September 2002. The minimum lease term is three years with the right to extend for an additional eight years. Annual rent during the initial term is $111,000/ year. The Company anticipates that relocating the business could reduce operating overhead significantly and improve production efficiency. However, there is no assurance we can sell or lease our existing facility without spending significantly on renovation.

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

Over the last five fiscal years, the Company has averaged 3.7 new claims per year. An average of approximately 50% of those claims resulted in defense costs and settlement amounts or awards exceeding $50,000. The average total cost of defense and settlement awards paid by the Company over that period was $35,000 per claim. On average, approximately half of the costs per claim represented settlement awards and the other half represented legal defense costs. The Company's claims history has leveled out over the past three years to two to three new claims per year. The number of new claims made or lawsuits filed against the Company during years 2000 and 2001 were two and three, respectively, which reflects a reduction in claims experience compared to prior years. The Company settled two claims during 2000 and four claims during 2001. The Company's average out-of-pocket cost per settled claim was $7,500 in 2000 and $41,000 in 2001.

The Company had six open claims at December 31, 2001 and seven open claims at December 31, 2000. The Company has incurred aggregate defense costs of $115,200 with respect to the six open claims at December 31, 2001, $66,300 of which has been paid by the Company and $48,900 has been paid by insurance carriers. The Company


..13
does not believe these open claims will have materially different average results than the historical experience described above. None of the claims allege damages in excess of policy limits. However, several of the claimants allege substantial damages. The largest such claim alleges damages of $375,000 and is discussed separately below. While management believes the Company has substantial defenses with respect to these claims, the ultimate outcome of such litigation cannot be predicted with certainty. Such claims are an ordinary aspect of the Company's business and industry. The Company believes its products are safe and reliable when assembled, used and maintained in a reasonable manner, and believes it adequately reserves against its reasonably likely exposure under these claims based upon past experience.

The Company discusses each claim with its legal counsel to determine the merits of the case and the most likely outcome. In some cases, it is too early to make that assessment. At December 31, 2001, unless specific information pertaining to the case indicated a higher or lower amount was required, a specific reserve for each case was calculated, equal to the historical average cost per completed case of $35,000 less costs incurred to date. The insurance deductible amounts were also considered in each case. The Company recorded a reserve for specific claims of $105,000 at December 31, 2001.

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

Although the Company's claims history has stabilized in recent years, the Company cannot be certain that future claims experience will be consistent with historical claims experience. Any increase in the frequency or average cost of future claims could increase the Company's exposure to product liability expense. However, the maximum total legal defense cost, settlement costs and damages awards for each claim is limited to the $50,000 deductible. Management does not anticipate that future product liability claims will have a material adverse effect on the Company's operating results and liquidity.

On February 25, 1998, the Company was served with a suit filed by Pauline and Daniel Robitaille ("Plaintiff") in the Superior Court of Massachusetts, Norfolk County. On October 20, 2000, the Plaintiff made a demand of $375,000 against the Company. The Plaintiff claims she was injured when she fell from a three-step ladder manufactured and/or distributed by the Company, suffering a foot injury. The Company's $50,000 insurance deductible is now exhausted and the Company's insurance carrier has assumed defense of this claim. All future legal expenses, including attorney's fees,



..14
settlement and any verdict against the Company, are the responsibility of the Company's insurer.

The Company was assessed $117,500 in penalties by OSHA as a result of an inspection conducted in 2000 and signed a settlement agreement with OSHA which calls for payments of $23,000 (see "Patents, Trademarks and Government Regulation" in Item 1). As of June 30, the Company had made scheduled payments of $2,000.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None


..15

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

There are two reasons the Board undertook this offer. First, since there is no trading in Cramer Inc. stock, shareholders have not had a way to trade their shares in order to recognize any income tax loss they may have in their stock. This offer provided "Odd Lot" holders a method to do this. Second, the Company continues to look for every cost saving it can find. "Odd Lot" shareholders represented 35% of all shareholders. The Company's intention was to save the annual expenses associated with reporting to these shareholders.

Since Cramer's stock is not traded on NASDAQ or any exchange, there is no market for the stock and it is difficult to know its value. Cramer hired Meara, King & Co., a Kansas City accounting and valuation firm, to analyze the current value of Cramer and its stock. The results of their study, which included, among other considerations, earnings tests and asset appraisals, valued the stock at $.01 per share. The Company offered to pay $.015 per share in cash to each "Odd Lot" shareholder. In recognition of this low value, the Company also agreed to send a Kik-Step to every "Odd Lot" shareholder who accepted this offer.

48 "Odd Lot" shareholders, holding an aggregate of 1,889 shares, accepted the offer and tendered their shares to the Company for an aggregate purchase price of $28.34 plus Kik-Steps valued at $2,400. The Odd Lot Tender Offer is now closed.



..16

Meara, King & Co. performed an update of its valuation in July, 2002 and their assessment of the updated value remained $0.01 per share.

Going Private Transaction

As a result of the Company's tenuous cash/liquidity position and its need for additional capital to execute its restructuring plans, the Company plans to enter into an investment transaction with Rotherwood. Rotherwood intends to purchase 18 million shares of newly issued Company common stock for a cash purchase price of $.05 per share. This equity investment of $900,000 would allow the Company to substantially reduce its bank debt, support operations, enable the Company to move to a smaller, more efficient facility, and pursue other initiatives in connection with its turn-around plan. Upon Rotherwood's purchase of the shares, combined with the issuance of 800,000 shares of common stock per quarter in payment of a letter of credit/pledge fee to Rotherwood, Rotherwood would own more than 90% of the Company's outstanding shares of common stock. Rotherwood then plans to cause a "short-form" merger to occur during the year 2002 in which each outstanding share of the Company's common stock owned by shareholders other than Rotherwood would be converted into the right to receive a cash payment of $.05 per share for an aggregate cash consideration of $98,000, after which Rotherwood plans to take the Company private. The Company plans to amend its articles of incorporation to increase its authorized shares of common stock from 8,200,000 to 74,200,000 shares to permit Rotherwood to acquire the 18 million shares of common stock and permit Cramer to pay the 800,000 share quarterly letter of credit/pledge fee. Rotherwood intends to enter into such a transaction, but is not subject to any binding obligation to do so. Accordingly, there can be no assurance such investment will be made or that, if made, the investment will support the turn-around.

See Item 6- "Managements Discussion and Analysis of Financial Condition and Results of Operations" and the Transaction Statement on Schedule 13E-3, filed on behalf of the Company ,Rotherwood, and Rotherwood Investments, LLC and incorporated by reference herein, for additional information regarding the proposed equity investment, cash-out merger and going private transaction.



..17

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

         There are a number of reasons why investors should not place undue reliance on forward-looking statements. Among the risks and uncertainties that could cause the Company's actual results for future periods to differ materially from any forward-looking statements made are the following:

             o The inability of shareholders other than Rotherwood to participate in any future upturn in the Company's operations or financial condition, if the short-form merger is consummated.

             o The Company's continuing declines in revenues and continuing losses

             o Questions about the Company's continuing viability as a going concern and management's plans to address that issue

             o Any failure of the Company's turnaround plan to achieve its objectives

             o The possibility that the bank will not renew the Company's credit facility and that the Company could not obtain substitute or additional debt financing, or obtain any equity financing

             o    Rotherwood's intention to take the Company private

             o Fluctuations or reductions in product demand and market acceptance

             o    The level of product development by the Company

             o    Capacity, facility and supply constraints or difficulties

             o The possibility that Cramer's sister company will borrow more funds than anticipated under the Rotherwood credit facility, which would



..18
                  further reduce the Company's borrowing capacity under the Company's credit facility

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

B.       QUESTIONS ABOUT THE COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN

         In light of our continuing losses and negative cash flow and the other contingencies cited in Item 1 - "Business - Substantial Doubt About the Company's Ability to Continue as a Going Concern" and in the report of our independent auditors on our 2001 financial statements, our auditors have issued a "going concern" opinion on our 2001 financial statements that raises substantial doubt about the Company's ability to continue as a going concern. The Company's management are performing a thorough review of Company operations and implementing a turnaround plan with the objective of generating positive cash flow and returning the Company to profitability. The Company suffered a substantial reduction in 2001 revenues, which is making this task more difficult. If management is unsuccessful in achieving these objectives, or if the Company cannot obtain new or increased debt or equity financing, the Company may not remain viable and may have to cease operations or find a buyer for the Company, which cannot be assured. If the short-form merger with Rotherwood is consummated and the Company's turnaround plan is successful, shareholders will not receive any benefit from that success, but will not bear the risk of any continuing losses by the Company.

C.       SUMMARY OF OPERATIONS

         Comparison of Fiscal Year 2001 vs. Fiscal Year 2000

         Net sales decreased in 2001 to $10,447,000, a decline of $2,650,000 or 20% from 2000. This decrease was due to the following factors: 1) Seating products declined by 24% overall, primarily due to lagging sales of the Triton and Aspira lines. These products were impacted directly by the recent recession and are subject to more intense competition. A $301,500 increase in the Rhino product line offset the overall seating decline. The Rhino Plus



..19
         was introduced in 2000 and continued to experience improved market acceptance. 2) Utility products declined consistently across all models, decreasing by 15% as a group. The weaker performance of catalog distributors as a whole contributed to the decline.

         The Company's order backlog at December 31, 2001 of $326,687 was $826,313 lower than December 31, 2000 backlog, a 69% decline. This could mean further reduction in 2002 revenues.

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

         General and administrative costs were $1,305,000 in 2001 compared to $1,222,000 in 2000, an increase of $83,000. The following factors contributed to higher general and administrative costs: 1) The Company had significant payroll severance costs associated with the management restructuring discussed in Item 1. 2) Legal costs were significantly higher, due primarily to costs associated with the OSHA settlement, significant layoffs, the Odd Lot Tender Offer and additional assistance in preparation of the 2000 10KSB and 2001 and 2002 proxy statements in light of the additional disclosures resulting from the Company's recent problems, and 3) The Company incurred a $40,000 charge in connection with the letter of credit provided by Rotherwood (see "Financial Condition, Liquidity and Capital Resources" below).

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


..20

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



..21

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

         The Company offers product warranties with terms of up to fifteen years. The majority of the Company's warranty claims relate to failed seating parts. The Company estimates its accrual for future warranty costs based on durability testing, engineering studies, actual costs incurred in prior years and historical sales data. We increased our warranty accrual from $100,000 at December 31, 2000 to $232,000 at December 31, 2001. This increase was the result of management's re-evaluation of cost exposure in light of on-going production experience, reflecting the Company's desire to be conservative with respect to warranty accruals. The increase was not the result of escalating warranty costs, as warranty claims remained consistent in 2001.

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



..22

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

         The Company borrowed an additional $18,000 from its combined bank credit facility in 2001, increasing the total outstanding balance to the maximum amount allowed under the agreement, or $2,320,000. The combined facility, which was most recently extended to October 3, 2002, was initially secured by a $2,000,000 letter of credit from Rotherwood, the Company's parent, and security interests in the assets of both Cramer and Pacer Corporation, a company owned by Rotherwood. On June 28, 2002, the letter of credit was replaced by a pledge agreement whereby Rotherwood has pledged $2,000,000 of securities in favor of the lender. Cramer and Pacer are co-borrowers on the total amount of the credit facility (see Note 3 to the Financial Statements).

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

         In exchange for Rotherwood's financial accommodation to the Company, the Company agreed to pay Rotherwood a fee equal to 2% per quarter of the total amount of the $2,000,000 letter of credit or securities pledge for so long as it remains in place for the Company's benefit. This agreement took effect on October 1, 2001. If the fee were paid in cash, it would equal $40,000 per quarter. The Company is not generating sufficient cash flow to pay the fee in cash. Rotherwood has agreed to accept payment in shares of Common Stock at the rate of one share for each $0.05 of the 2% quarterly fee amount, or an aggregate of 800,000 shares per quarter. The per share valuation price of $0.05 is higher than the price per share determined by the Meara King valuation of $0.01 (see Item 5), resulting in fewer shares issued. If the fee


..23
         payable to Rotherwood were paid in Common Stock at the rate of $0.01 per share, an aggregate of 4,000,000 shares of Common Stock would be issued to Rotherwood each quarter during the remaining term of the letter of credit. The Company has sufficient authorized Common Stock to pay the letter of credit/ securities pledge fee for two quarters (1,600,000 shares), but will not have sufficient authorized Common Stock to pay the fee for any additional quarters or to issue the 18 million shares of Common Stock to Rotherwood (see discussion below regarding the proposed increase in authorized shares). At December 31, 2001, the Company recorded a liability of $40,000 for Rotherwood guarantee fees accruing in the fourth quarter of 2001. The Company plans to issue common stock for these fees in the future. The Company engaged Meara, King & Co. to update its appraisal in July, 2002 and their assessment of the updated value remained $0.01 per share.

         Management believes that the Company would not be able to secure financing of this nature without the credit enhancements provided by Pacer and Rotherwood. Management also believes that access to this larger credit facility more than offsets the risk of potential exposure associated with Pacer's ability to utilize the credit facility as a co-borrower. The interest rate charged on $2,000,000 of outstanding borrowings is at the Bank's prime interest rate and the remaining $320,000 is at the prime rate plus 2%. Management believes this is a lower combined interest rate than the rate Cramer would be required to pay if it tried to finance its working capital needs by itself.

         The Company is not in compliance with the financial net worth covenant in the loan agreement governing the credit facility and the credit facility has been classified as non-performing. For this and other reasons, the Company is unable to predict whether the bank will renew the credit facility when it matures in October, 2002. Rotherwood is under no binding obligation to continue supporting the credit facility as it has in the past. If the bank does not renew or increase the facility and the proposed Rotherwood investment isn't consummated, the Company may be required to seek bankruptcy protection or to cease operations.

         The Company believes significant investments in property, equipment and working capital will be required to execute its operating plans in 2002. Among the anticipated requirements are the cost of a new management information system, costs associated with the planned relocation of operations, final production and printing of the new price book and increased investment in inventory as a result of outsourced manufacturing initiatives discussed in Item 1. Management believes the cost of these initiatives as a whole could total $200,000 or more. The Company will not be able to implement these initiatives if it cannot obtain an increase and extension of the credit facility or the Rotherwood investment doesn't materialize.



..24

         Management believes that the turnaround plans discussed in Item 1 will improve operations significantly, and in some cases these efforts have already had a positive impact on the Company's performance, although there was a substantial decrease in sales for 2001. However, since the Company has no additional borrowing capacity and there is no assurance the Company can obtain an extension of or increase in the current credit facility or a substitute credit facility, the Company has considered seeking needed additional capital by offering shares of common stock or preferred stock to one or more large investors in a private negotiated transaction. Although the Company would prefer to find an outside source of capital, that would appear unlikely given the Company's financial condition. For this reason, the Company is pursuing an additional investment transaction with Rotherwood. Although the Company has no definitive agreement with Rotherwood, the Company is planning to sell 18 million shares of Common Stock to Rotherwood for cash at a purchase price of $0.05 per share. This transaction would provide $900,000 in much needed capital to the Company to support operations, reduce amounts owed under the bank line of credit and enable the Company to continue its turnaround plans. If Rotherwood makes an additional equity investment in the Company, Rotherwood plans to take the Company private following a short-form cash-out merger of the Company into Rotherwood.

         The Company does not have a sufficient number of authorized shares of Common Stock to complete any such investment transaction. For this reason, the Board of Directors considers it advisable to increase the authorized shares of Common Stock and is planning to bring this matter to a vote of shareholders at the upcoming Annual Meeting.

         There is no assurance the Company will be able to obtain any equity investment from Rotherwood or any other investor. If the Company is not able to obtain a significant equity investment in the near future, the uncertainty regarding the Company's ability to continue as a going concern will continue and may increase. The continuing viability of the Company as a going concern will depend on management's ability to increase sales, achieve positive cash flow, restore the Company to profitability, extend its credit facility and/or obtain additional debt or equity financing, none of which can be assured. However, if Rotherwood makes the proposed equity investment and effects the cash-out merger and takes the Company private, shareholders would not derive any benefit from any turnaround of the Company.



..25

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



..26

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



/s/ Deloitte & Touche LLP

Deloitte & Touche LLP
Kansas City, Missouri
May 4, 2001


F-1a

                                  CRAMER, INC.

                                 BALANCE SHEETs

                    (Amounts In Thousands, Except Share Data)


                                                                                     DECEMBER 31,
                                                                            ------------------------------
                                                                                2001              2000
                                                                            ------------      ------------
                                ASSETS

Current assets:
   Cash                                                                     $        282      $         --
   Accounts receivable, less allowance for doubtful accounts of
     $30 in 2001 and $38 in 2000                                                     563             1,509
   Inventories, less allowance for obsolescence and shrinkage of
     $110 in 2001 and $162 in 2000                                                   721             1,558
   Prepaid expenses and other current assets                                         325               336
                                                                            ------------      ------------

         Total current assets                                                      1,891             3,403
                                                                            ------------      ------------




Property, plant and equipment                                                      6,215             6,187
Less accumulated depreciation                                                     (5,585)           (5,369)
                                                                            ------------      ------------

         Total property, plant and equipment                                         630               818
                                                                            ------------      ------------




Other assets:
   Intangible pension asset                                                            4                56
                                                                            ------------      ------------




         Total assets                                                       $      2,525      $      4,277
                                                                            ============      ============

            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Cash overdrafts                                                          $         --      $        282
   Notes payable                                                                   2,320             2,302
   Accounts payable                                                                  485             1,004
   Accounts payable - related party                                                  101                --
   Accrued liabilities                                                               801               664
                                                                            ------------      ------------

         Total current liabilities                                                 3,707             4,252
                                                                            ------------      ------------

Noncurrent liabilities:
   Pension benefits payable                                                          326               316
   Other                                                                             218               185
                                                                            ------------      ------------

         Total noncurrent liabilities                                                544               501
                                                                            ------------      ------------

Commitments and contingencies (Note 7)

Stockholders' equity (deficit):
   Common stock, no par value, authorized, 6,000,000 shares; issued and outstanding 4,041,400 shares in 2001 and 4,051,400
     shares in 2000                                                                3,820             3,824
   Accumulated deficit                                                            (5,198)           (3,996)
                                                                            ------------      ------------
                                                                                  (1,378)             (172)
   Accumulated other comprehensive income (loss)                                    (348)             (304)
                                                                            ------------      ------------
         Total stockholders' equity (deficit)                                     (1,726)             (476)
                                                                            ------------      ------------

         Total liabilities and stockholders' equity (deficit)               $      2,525      $      4,277
                                                                            ============      ============

                                  CRAMER, INC.

                            STATEMENTS OF OPERATIONS

                  (Amounts In Thousands, Except Per Share Data)


                                                                      YEARS ENDED DECEMBER 31,
                                                                   ------------------------------
                                                                       2001              2000
                                                                   ------------      ------------

Net sales                                                          $     10,447      $     13,097
Cost of sales                                                             8,133             9,756
                                                                   ------------      ------------

         Gross profit                                                     2,314             3,341
                                                                   ------------      ------------

Operating expenses:
   Selling                                                                2,023             2,405
   General and administration                                             1,305             1,222
   Impairment of intangibles                                                 --               289
                                                                   ------------      ------------

         Total operating expenses                                         3,328             3,916
                                                                   ------------      ------------

         Loss from operations                                            (1,014)             (575)

Other expense:
   Interest expense                                                        (174)             (222)
   Other                                                                    (14)             (220)
                                                                   ------------      ------------

         Loss before income taxes                                        (1,202)           (1,017)

Income taxes                                                                 --                --
                                                                   ------------      ------------

         Net loss                                                  $     (1,202)     $     (1,017)
                                                                   ============      ============


Net loss per common share - basic and diluted                      $      (0.30)     $      (0.25)
                                                                   ============      ============

Weighted average number of common and common equivalent shares
   outstanding, basic and diluted                                         4,041             4,051
                                                                   ============      ============

Comprehensive loss:
   Net loss                                                        $     (1,202)     $     (1,017)
   Minimum pension liability adjustment, net of $-0- taxes                  (44)             (107)
                                                                   ------------      ------------

         Total comprehensive loss                                  $     (1,246)     $     (1,124)
                                                                   ============      ============

                       See Notes to Financial Statements.

                                  CRAMER, INC.

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                             (Amounts in Thousands)



                                                                                      ACCUMULATED         TOTAL
                                                                                         OTHER         STOCKHOLDERS'
                                          NUMBER OF                   ACCUMULATED     COMPREHENSIVE      EQUITY
                                           SHARES      COMMON STOCK     DEFICIT       INCOME (LOSS)     (DEFICIT)
                                          ----------   ------------   ------------    -------------    ------------

BALANCE, December 31, 1999                     4,051    $    3,824    $     (2,979)   $        (197)   $        648

   Net loss                                       --            --          (1,017)              --          (1,017)

   Minimum pension liability adjustment           --            --              --             (107)           (107)
                                          ----------    ----------    ------------    -------------    ------------

BALANCE, December 31, 2000                     4,051         3,824          (3,996)            (304)           (476)

   Net loss                                       --            --          (1,202)              --          (1,202)

   Retirement of common stock                    (10)           (4)             --               --              (4)

   Minimum pension liability adjustment           --            --              --              (44)            (44)
                                          ----------    ----------    ------------    -------------    ------------

BALANCE, December 31, 2001                     4,041    $    3,820    $     (5,198)   $        (348)   $     (1,726)
                                          ==========    ==========    ============    =============    ============


                       See Notes to Financial Statements.

                                  CRAMER, INC.

                            STATEMENTS OF CASH FLOWS

                           Increase (Decrease) in Cash

                             (Amounts in Thousands)


                                                                 YEARS ENDED DECEMBER 31,
                                                               -----------------------------
                                                                  2001             2000
                                                               ------------     ------------
Cash flows from operating activities:
   Net loss                                                    $     (1,202)    $     (1,017)
   Adjustments to reconcile net loss to net cash flows from
     operating activities:
       Depreciation                                                     218              267
       Impairment of intangibles                                         --              289
   Changes in operating assets and liabilities:
     Accounts receivable                                                946             (246)
     Inventories                                                        837             (203)
     Prepaid expenses and other current assets                           11              (27)
     Intangible pension asset                                            52               52
     Accounts payable and accrued liabilities                          (281)             725
     Noncurrent pension benefits payable                                (34)             (92)
     Other noncurrent liabilities                                        33              (43)
                                                               ------------     ------------
         Net cash flows from operating activities                       580             (295)
                                                               ------------     ------------

Cash flows from investing activities:
   Purchases of property, plant and equipment                           (30)            (250)
                                                               ------------     ------------

Cash flows from financing activities:
   Retirement of common stock                                            (4)              --
   Net change in cash overdraft                                        (282)              85
   Net change in notes payable                                           18              460
                                                               ------------     ------------
         Net cash flows from financing activities                      (268)             545
                                                               ------------     ------------

         Net change in cash                                             282               --

Cash at beginning of year                                                --               --
                                                               ------------     ------------

Cash at end of year                                            $        282     $         --
                                                               ============     ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

   Cash paid during the year for:
     Interest                                                  $        174     $        222
                                                               ============     ============

     Income tax                                                $         --     $         --
                                                               ============     ============

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

       Comprehensive Income

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

       Concentrations

         Credit Risk

         Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade accounts receivable. The Company has many customers across the

(Continued)

                                  CRAMER, INC.

                          NOTES TO FINANCIAL STATEMENTS

                     Years ended December 31, 2001 and 2000



         United States. The Company performs ongoing evaluations of its customers' financial condition and generally requires no collateral from its customers. The risk is limited due to the large number of entities comprising the Company's customer base. The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash. 1.


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

       Shipping and Handling Costs

       Shipping and handling costs are included in cost of sales.


2.   INVENTORIES

     Inventories consisted of the following (in thousands):

                                                    2001             2000
                                                 ------------     ------------

Raw materials                                    $        482     $      1,067
Work-in-process                                           126              490
Finished goods                                            223              163
Reserve for obsolescence and shrinkage                   (110)            (162)
                                                 ------------     ------------

                                                 $        721     $      1,558
                                                 ============     ============


3.   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consisted of the following (in thousands):

                                                                ESTIMATED
                                    2001          2000         USEFUL LIVES
                                  ----------    ----------    ---------------
Land                              $       29    $       29         -
Buildings                                917           908       5 - 40
Machinery and equipment                3,861         3,848       3 - 10
Furniture and equipment                1,408         1,402       5 - 10
                                                ----------    ---------------

                                  $    6,215    $    6,187
                                  ==========    ==========



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

5.   INCOME TAXES

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 2001 and 2000, are as follows (in thousands):

                                                 2001              2000
                                              ------------     ------------
Deferred tax assets:
  Net operating loss carryforwards            $      4,377     $      4,011
  Tax credit carryforwards                              --              317
  Pension costs                                        126              102
  Product liability accrual                             85               72
  Accrued compensation and vacations                     7               22
  Warranty accrual                                      87               39
  Inventories                                           51               86
  Other - net                                           29               37
                                              ------------     ------------

      Total deferred tax assets                      4,762            4,686
      Deferred tax liabilities                          --              (16)
                                              ------------     ------------

      Net deferred tax asset                         4,762            4,670
      Valuation allowance                           (4,762)          (4,670)
                                              ------------     ------------

                                              $         --     $         --
                                              ============     ============


(Continued)

                                  CRAMER, INC.

                          NOTES TO FINANCIAL STATEMENTS

                     Years ended December 31, 2001 and 2000


5.   INCOME TAXES (CONTINUED)

     A reconciliation of the income tax provision (benefit) to the amounts computed at the federal statutory rate is as follows (in thousands):

                                                           2001               2000
                                                         ------------     ------------

Tax benefit provision (benefit) at statutory rate        $       (409)    $       (333)
State income taxes, net of federal taxes                          (60)             (45)
Changes in valuation reserve related to utilization
  or generation of tax credits and net operating loss
  carryforwards                                                   466              381
Other                                                               3               (3)
                                                         ------------     ------------

                                                         $         --     $         --
                                                         ============     ============

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

         Net pension costs included the following components (in thousands):

                                                           2001             2000
                                                        ------------     ------------
Service cost - benefits earned during the period        $         --     $         --
Interest cost on projected benefit obligation                     52               58
Expected return on plan assets                                   (38)             (43)
Net amortization and deferral                                     69               59
                                                        ------------     ------------

    Total pension costs                                 $         83     $         74
                                                        ============     ============


(Continued)

                                  CRAMER, INC.

                          NOTES TO FINANCIAL STATEMENTS

                     Years ended December 31, 2001 and 2000


6.   BENEFIT PLANS (CONTINUED)

         Defined Benefit Plan (Continued)

         Net regular periodic pension cost was calculated using the following assumptions:

                                      2001          2000
                                     --------     --------

Weighted Average Discount Rate            7.0%         7.5%
Expected Long-Term Rate of Return         8.0%         8.0%

         The plan's funded status as of December 31, 2001 and 2000, is summarized below (in thousands):

                                                              2001              2000
                                                           ------------     ------------

Actuarial present value of projected benefit obligation    $       (705)    $       (781)
Plan assets at fair value                                           379              465
Remaining unrecognized net transition obligation                      4               56
Unrecognized net loss                                               348              304
Adjustment required to recognize minimum liability                 (352)            (360)
                                                           ------------     ------------

      Net pension liability recognized                     $       (326)    $       (316)
                                                           ============     ============

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

         The fair value of plan assets changed in 2001 and 2000, as follows (in thousands):

                                                         2001            2000
                                                      -----------     -----------
Fair value of plan assets, beginning of year          $       465     $       503
Contributions                                                  65             114
Benefit payments                                              (88)           (100)
Investment return, net of investment expenses                 (63)            (52)
                                                      -----------     -----------

      Fair value of plan assets, end of year          $       379     $       465
                                                      ===========     ===========

         The projected benefit obligation in 2001 and 2000, as follows (in thousands):

                                                       2001             2000
                                                   ------------     ------------

Projected benefit obligation, beginning of year    $       (781)    $       (805)
Interest costs                                              (52)             (58)
Benefits paid                                                88              100
Actuarial gains and (losses)                                 40              (18)
                                                   ------------     ------------

      Projected benefit obligation, end of year    $       (705)    $       (781)
                                                   ============     ============


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

7.   COMMITMENTS AND CONTINGENCIES

     The Company is a defendant in lawsuits related to product liability claims that are considered a routine aspect of its business. The claims are covered by insurance and are being defended by the Company's counsel or by counsel assigned by the Company's insurance carriers. The Company's liability insurance coverage obligates the Company to pay the first $50,000 of settlement or award and related defense costs. Any settlement or award and defense cost in excess of the $50,000 deductible is covered by insurance. Settlement and defense costs paid by the Company typically occur within two years after the date a claim is filed.

     At December 31, 2001, unless specific information pertaining to the case indicated otherwise, a specific reserve for each case was accrued for based on historical case cost not exceeding the deductible, less costs incurred to date. The Company recorded a specific case reserve of $105,000 at December 31, 2001. In addition to reserves for specific cases, the Company estimates its exposure for unasserted claims and records additional reserves using claims history as well as recent trend insights. The Company recorded a reserve for unasserted claims of $113,000 at December 31, 2001. Although the Company's claims history has stabilized in recent years, the Company cannot be certain that future claims experience will be consistent with historical claims experience. An increase in the frequency or average cost of future claims could increase the Company's exposure to product liability expense. However, the maximum total legal defense and settlement costs for each claim is limited to the $50,000 deductible. The Company has recorded an aggregate accrual for product liability claims, including reserves for specific claims and unasserted claims, of $218,000 at December 31, 2001, and $185,000 at December 31, 2000. Management believes the outcome of

(Continued)

                                  CRAMER, INC.

                          NOTES TO FINANCIAL STATEMENTS

                     Years ended December 31, 2001 and 2000



     these claims will not have a material adverse effect on the Company's financial position or results of operations.

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

12.  COLLECTIVE BARGAINING AGREEMENT

     The factory workers are covered by a collective bargaining agreement with the United Steelworkers of America that expires on September 30, 2003. The economic portion of the agreement expired on October 1, 2001, and subsequently has been renewed on a month-to-month basis. Any work stoppage could impact the Company's ability to manufacture product, on-time delivery, and product quality, which in turn could have a material adverse effect on the Company's business and financial condition.

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


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT -

                                    DIRECTORS

The Company's Board of Directors is currently comprised of two members whose terms expire at the 2002 annual meeting of shareholders.

Information about each director is included below.



JAMES R. ZICARELLI                                           DIRECTOR SINCE 1992
--------------------------------------------------------------------------------

James R. Zicarelli, 50, is President of Rotherwood Ventures, LLC ("Rotherwood"), a Minnesota holding company and majority shareholder of your Company. Mr. Zicarelli serves as CEO of Sagebrush Corporation, a library services and publishing company. Previously, he served as CEO of Cramer, Inc. (1995 to 2001); CEO of Pacer Corporation (1992 to 2001); CFO of GV Medical, Inc. (1983 to 1990); and Division Controller of National Computer Systems (1974 to 1983). He holds a B.A. from Carleton College and an MBA from The University of St. Thomas.



DAVID E. CRANDALL                                            DIRECTOR SINCE 1992
--------------------------------------------------------------------------------

David E. Crandall, 59, is Chairman and CEO of PPA Industries, Dallas, Texas, a company he founded in 1980 and that is engaged in the manufacture of electronic enclosures, pre-fabricated wall systems and machinery packages.(1) Previously, he was Senior Vice President of Manufacturing Operations and board member of Sunshine Mining Company (1977 to 1980); Senior Vice President, Finance for the Great Western Sugar Company (1974 to 1977); and various positions with Electronic Data Systems and Citibank on Wall Street (1971 to 1974). Mr. Crandall served 3-1/2 years in the U.S. Army, during which time he computerized the Admissions System at West Point Academy. He served ten years on the Board of Trustees at St. Mark's School of Texas. He holds a B.A. from The University of Kansas and an MBA from The University of Missouri at Kansas City.


(1) PPA Industries filed for reorganization under the Bankruptcy Code in February 2000. The case was subsequently dismissed.

There is no family relationship between any of the directors or officers of the Company.

The Board of Directors met ten times in 2001. No director attended less than 75% of those meetings.

..27

The Board formally appointed an Audit Committee and a Compensation Committee in 2001. Prior to 2001, the Board of Directors served as the Audit Committee and Compensation Committee. Because there are only two directors on the Board at the present time, the Audit Committee and Compensation Committee consist of the two current directors.

Audit Committee We have elected to apply Rule 4200(a)(15) of the NASDAQ listing standards ("NASDAQ Rule 4200(a)(15)") to determine whether the members of the Audit Committee are "independent." Management believes Mr. Crandall is "independent" as defined by NASDAQ Rule 4200(a)(15). In light of Mr. Zicarelli's status as President of Rotherwood and his prior service as CEO of Cramer, Mr. Zicarelli is not deemed "independent" as defined by that Rule. Nevertheless, the Board has determined that Mr. Zicarelli's service on the Audit Committee is in the best interest of our shareholders in light of the current size of the Board, the limited size and resources of the Company, the Board's determination to minimize administrative expenses, and the value which Mr. Zicarelli's financial expertise and judgment add to the Audit Committee. (See Item 12 - "Certain Relationships and Related Transactions").

The Audit Committee assists the Company in fulfilling its responsibility for our accounting and financial reporting practices and our annual audited financial statements. As part of these duties, the Audit Committee:

     o    recommends the independent accounting firm to be retained each year

     o reviews the audit and non-audit activities of the independent accountants and our internal accounting staff

     o reviews the scope and results of the quarterly unaudited financial statements and the audit of our annual financial statements and any auditor recommendations regarding the quarterly and annual financial statements and our accounting practices

     o evaluates the independence of the accountants from the Company and its management



..28

Compensation Committee

The Compensation Committee establishes the compensation for executive officers and approves and administers the Company's executive compensation programs.

Committee Meetings

The Audit Committee and Compensation Committee did not meet separately from the Board in 2001.

                                    OFFICERS

Gregory Coward, 55, is President and Chief Executive Officer of the Company. Mr. Coward was appointed CEO by the Board on January 24, 2001. Mr. Coward has been charged with the responsibility to conduct a thorough review of the Company's operations and implement a turnaround plan with the intention of achieving positive cash flow and returning the Company to profitability. Mr. Coward joined Rotherwood in January 2001 as a Vice President. Mr. Coward is employed by Rotherwood but performs his duties at Cramer on a full-time basis.
Previously he held several positions, including President of HCW, Inc., a successful turnaround in the foodservice industry, and ownership/executive positions with two sporting goods manufacturing companies.

Nicholas Christianson, 31, was appointed Interim Chief Financial Officer on April 1, 2002. Mr. Christianson has been assisting Mr. Coward with the Company's turnaround plan and has assumed responsibility for finance and accounting matters. Mr. Christianson is employed by an affiliate of Rotherwood and performs his duties at Cramer on a part-time basis. Mr. Christianson served as CFO of two application service providers, MetaFarms, Inc. and Scout Information Services, from 1997 to 2001. He participated in the development and spin-off of several Internet based start-up ventures at Scout and helped MetaFarms launch its operations. Prior to his position at Scout, Mr. Christianson was an auditor at PriceWaterhouse Coopers. Mr. Christianson is a licensed CPA.

                COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Based on its review of Forms 3 and 4 and amendments thereto furnished to the Company under Rule 16a-3(d) of the SEC during the fiscal year ended December 31, 2001, and any Form 5's and amendments thereto furnished with respect to the 2001 fiscal year, we are not aware of any person who, at any time during the 2001 fiscal year, was a director, officer or beneficial owner of more than ten percent of the Company's common stock and who failed to file on a timely basis, as disclosed in those Forms, the reports required by Section 16(a) of the Securities Exchange Act of 1934, with the exception of the Form 3 for Gregory Coward, which was filed late on January 16, 2002 and which confirmed that Mr. Coward does not own any shares of Cramer stock.



..29

ITEM 10. EXECUTIVE COMPENSATION -

DESCRIPTION OF COMPENSATION ARRANGEMENTS

Gregory Coward is compensated by Rotherwood and does not receive any compensation from the Company for serving as President and Chief Executive Officer. Mr. Coward's compensation from Rotherwood is not specifically related to Cramer's performance. Rotherwood charges Cramer a monthly fee as compensation for making Mr. Coward's services available to the Company. Rotherwood charged fees to the Company for Mr. Coward's services and related travel expenses of $103,900 in 2001. Cramer paid $48,000 of these fees during 2001 and recorded the balance due of $55,900 as an accrued liability in the December 31, 2001 financial statements.

Cramer does not compensate Mr. Christianson. His employer, a Rotherwood affiliate, began charging the Company fees for his services upon his appointment as CFO of the Company on April 1, 2002. Mr. Christianson's compensation is not specifically related to Cramer's performance.

James R. Zicarelli served as CEO until the appointment of Mr. Coward on January 24, 2001. Mr. Zicarelli is President of Rotherwood and did not receive any compensation from the Company for serving as CEO. Mr. Zicarelli's compensation from Rotherwood was not specifically related to Cramer's performance or the time spent by him in Cramer management. Cramer was not charged by Rotherwood for Mr. Zicarelli's services during 2001.

See Item 11- "Certain Relationships and Related Transactions" below for further discussion of Cramer's transactions with Rotherwood.

SUMMARY COMPENSATION TABLE

The following table provides information regarding the compensation paid in 2001, 2000 and 1999 to the persons who served as executive officers of the Company until their termination in 2001 and whose annual compensation exceeded $100,000 in any of those years.

     NAME AND                                 ANNUAL COMPENSATION
     PRINCIPAL                           ----------------------------
     POSITION                YEAR         SALARY ($)       BONUS ($)
        (a)                  (b)             (c)             (d)
---------------------    ------------    ------------    ------------

ROBERT KOVACH(1)                 2001    $     23,138    $          0
President and COO

                                 2000    $    128,000    $          0

                                 1999    $    124,676    $     12,000

JEFFREY MYER(2)                  2001    $     47,855    $          0
Vice President, Sales
and Marketing

                                 2000    $    111,592    $     10,000

                                 1999    $    107,945    $      5,000



..30

(1)  Mr. Kovach was terminated in January 2001

(2)  Mr. Myer was terminated in March 2001

HOW ARE DIRECTORS COMPENSATED?

The Company's policy is to pay each director who is not an employee of Cramer or Rotherwood $1,000 for each Board meeting attended and to reimburse his expenses related to the meeting. However, both Directors declined to accept any fees or reimbursed expenses for Board meetings held in 2001.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT -

Except as set forth below, we know of no single person or group that is the beneficial owner of more than 5% of the Company's outstanding stock:

   NAME AND ADDRESS OF BENEFICIAL                AMOUNT AND NATURE OF          PERCENT OF
              OWNER                             BENEFICIAL OWNERSHIP(1)         CLASS(4)
   ------------------------------               -----------------------        ----------
Rotherwood Ventures LLC                            2,083,212(2)(3)                51.6%
301 Carlson Parkway
Minnetonka, Minnesota 55305

(1)      Based solely on disclosures made in Schedule 13D filed with the SEC.

(2) Mr. Zicarelli and the Chairman of Rotherwood have shared voting and investment power over the shares.

(3) The Company is obligated to pay Rotherwood a fee in exchange for Rotherwood's provision of a $2,000,000 letter of credit/securities pledge in support of the Company's bank line of credit. The fee is equal to 2% per quarter of the letter of credit/pledge amount ($40,000 per quarter) and is payable in shares of common stock at the rate of $0.05 per share (800,000 shares per quarter). After the issuance of common stock to Rotherwood for guaranty fees earned by Rotherwood in the fourth quarter of 2001 and the first two quarters of 2002, Rotherwood will own 4,483,212 shares of common stock, or 69.6% of the total outstanding shares.

(4)      Percentage based on common and common equivalent shares.



..31

This table shows as of December 31, 2001 the number of our shares beneficially owned by the directors and officers of the Company and by the directors and officers as a group. All information regarding beneficial ownership was furnished by the persons listed below.


                                 AMOUNT AND NATURE OF                 PERCENT OF SHARES
NAME OF BENEFICIAL OWNER         BENEFICIAL OWNERSHIP                   OUTSTANDING(4)
------------------------         --------------------                 ------------------

James R. Zicarelli(1)                        0(2)                                 0%

David E. Crandall                      125,341(3)                               3.1%

Gregory Coward                               0                                    0%

Nicholas Christianson                        0                                    0%

All officers and directors
as a group (4 persons)                 125,341                                  3.1%


(1) Mr. Zicarelli is President of Rotherwood. Pursuant to Rule 13d-3 of the SEC, the 2,083,212 shares held by Rotherwood and listed in the previous table and the additional shares issuable to Rotherwood as described in footnote 3 of the previous table may be attributed to Mr. Zicarelli because of his shared voting and investment power over those shares.

(2) Mr. Zicarelli shares voting and investment power over the shares with Rotherwood's Chairman.

(3)      Sole voting and investment power.

(4)      Percentage based on common and common equivalent shares


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS -

By virtue of its 51.6% ownership of the Company's common stock, Rotherwood controls the Company and may be deemed a "parent" of the Company.

James R. Zicarelli, Chairman of the Board of Directors, served as Cramer's CEO until Mr. Coward was appointed to that position in January 2001. Mr. Zicarelli is President of Rotherwood.

Gregory Coward is compensated by Rotherwood and does not receive any compensation from the Company for serving as President and Chief Executive Officer. Mr. Christianson is compensated by an affiliate of Rotherwood and does not receive any compensation from the Company for serving as Interim Chief Financial Officer (See Item 10- "Executive Compensation" for more information regarding compensation arrangements for Mr. Coward and Mr. Christianson).

Cramer participates with Pacer Corporation as a co-borrower in a combined credit facility with US Bank (formerly Firstar Bank. The credit facility is secured by the assets of Pacer and Cramer and a $2,000,000 letter of credit posted by Rotherwood. The letter of credit has subsequently been replaced by a pledge agreement whereby Rotherwood has pledged $2,000,000 in securities as collateral on the Cramer loan. In exchange for Rotherwood's financial accommodation to the Company, the Company has agreed to pay Rotherwood a



..32
quarterly guaranty fee of $40,000, to be paid in shares of common stock. The Company is seeking to amend its Articles to increase its authorized common stock to enable the Company to pay this fee in common stock beyond the first quarter of 2002. The Company also wants to increase its authorized common stock to accommodate a planned investment by Rotherwood. If Rotherwood makes its planned investment in the Company, the Company would become a 90% subsidiary of Rotherwood, permitting Rotherwood to effect a cash-out short-form merger of the Company into Rotherwood without the approval of Cramer's shareholders, and Rotherwood would elect to take the Company "private" by terminating its status as a reporting company under the Exchange Act (See Item 5- "Market for Common Equity and Related Stockholder Matters", and Item 6, "Management's Discussion and Analysis of Financial Condition and Results of Operations"). Because only one of the Company's two directors is considered "independent", the Rotherwood investment transaction was not approved by a majority of directors who are "independent". The Board of Directors did not appoint a special committee or independent representatives of the shareholders to evaluate the fairness of the Rotherwood investment transaction or the price being paid by Rotherwood. However, the price being paid by Rotherwood for the 18 million shares being sold by the Company, and the merger consideration to be paid by Rotherwood, is $.04 per share more than the appraised value per share established in the Meara King appraisal.

From 1995 through December 31, 2001, Cramer paid fees to Rotherwood for management services, including those provided by Mr. Zicarelli and Mr. Coward. These fees totaled $103,900 (including expense reimbursements) in 2001 and $28,000 in 2000. The Company recorded a total accrual of $101,000 at December 31, 2001 for amounts owed to Rotherwood, including the unpaid portion of management services fees, fourth quarter 2001 loan guarantee fees and amounts related to tax preparation fees paid by Rotherwood. Management believes the amounts paid and accrued for the services provided by Rotherwood were no less favorable than those that would be charged by third parties for comparable services.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) None



..33

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, as duly authorized.

                                                 CRAMER, INC.



8/13/02                                     /s/ Gregory Coward
                                            ---------------------------------
                                            Gregory Coward
                                            Chief Executive Officer
                                            (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.



8/13/02                       /s/ James R. Zicarelli
                              --------------------------------------------
                              James R. Zicarelli
                              Director



8/13/02                       /s/ David E. Crandall
                              --------------------------------------------
                              David E. Crandall
                              Director



8/13/02                       /s/ Nicholas Christianson
                              --------------------------------------------
                              Interim Chief Financial Officer
                              (Principal Financial and Accounting Officer)



..34