Form 10QSB
period 2002-06-30
CRAMER INC
filed 2002-08-20
CIK 319497

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              450 Fifth Street, NW
                             Washington, D.C. 20549

                                   FORM 10-QSB



(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                          For the quarterly period ended 6/30/02

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

Yes     No  X  (The issuer's annual report on Form 10-KSB for the year ended
    ---    ---
December 31, 2000 and the issuer's quarterly report on Form 10-QSB for the quarter ended April 1, 2001 were filed late.)

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,039,607 shares of common stock, no par value as of July 31, 2002.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                  CRAMER, INC.
                                  BALANCE SHEET
                                    UNAUDITED
                    (Amounts in Thousands, Except Share Data)

                                                                                   6/30/02             12/31/01
                                                                                ------------        ------------

ASSETS

Current assets:
     Cash                                                                                 35                 282
     Accounts receivable, net of allowance of $30                                        884                 563
     Inventories, net of allowance of $105                                               897                 721
     Prepaid expenses and other current assets                                           264                 325
                                                                                ------------        ------------
              Total current assets                                                     2,080               1,891

Property, plant and equipment
     At cost                                                                           6,233               6,215
     Accumulated depreciation                                                         (5,662)             (5,595)
                                                                                ------------        ------------
                                                                                         571                 630
Other assets:
     Intangible pension asset                                                              0                   4
                                                                                ------------        ------------


              Total Assets                                                      $      2,651        $      2,525
                                                                                ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
     Note payable                                                                      2,320               2,320
     Accounts payable                                                                    750                 485
     Accounts payable-related party                                                      229                 101
     Accrued liabilities                                                                 602                 801
                                                                                ------------        ------------
              Total current liabilities                                                3,901               3,707

Noncurrent liabilities:
     Pension benefits payable                                                            279                 326
     Other                                                                               218                 218
                                                                                ------------        ------------
              Total noncurrent liabilities                                               497                 544

Stockholders' Equity (Deficit):
     Common stock, no par value; authorized, 6,000,000 shares; issued and outstanding 4,039,607 shares at July 31, 2002 and 4,041,400 at
         December 31, 2001                                                             3,820               3,820
     Accumulated deficit                                                              (5,215)             (5,198)
                                                                                ------------        ------------
                                                                                      (1,395)             (1,378)
     Minimum pension liability adjustment                                               (352)               (348)
                                                                                ------------        ------------
              Net stockholders' equity (deficit)                                      (1,747)             (1,726)
                                                                                ------------        ------------

              Total Liabilities and Stockholders' Equity (Deficit)              $      2,651        $      2,525
                                                                                ============        ============


                   See Notes to Condensed Financial Statements

                                  CRAMER, INC.
                            STATEMENTS OF OPERATIONS
                                    UNAUDITED
                 (Amounts in Thousands, Except Per Share Data)



                                                         QUARTER ENDED                      SIX MONTHS ENDED
                                                    6/30/02           7/1/01           6/30/02            7/1/01
                                                 ------------      ------------      ------------      ------------
Net sales                                        $      2,217      $      2,519      $      4,249      $      5,817
Cost of sales                                           1,471             1,807             2,796             4,381
                                                 ------------      ------------      ------------      ------------
              Gross profit                                746               712             1,453             1,436

Operating expenses:
     Selling expenses                                     338               497               716             1,021
     General and administrative                           390               341               703               638
                                                 ------------      ------------      ------------      ------------
              Total operating expenses                    728               838             1,419             1,659
                                                 ------------      ------------      ------------      ------------
              Income (loss) from operations                18              (126)               34              (223)

Other income (expense):
     Interest expense, net                                (28)              (45)              (58)              (99)
     Other, net                                             6              (126)                7              (126)
                                                 ------------      ------------      ------------      ------------
              Total other income (expense)                (22)             (171)              (51)             (225)
                                                 ------------      ------------      ------------      ------------

Loss before income taxes                                   (4)             (297)              (17)             (448)
Income tax expense (benefit)                                0                 0                 0                 0
                                                 ------------      ------------      ------------      ------------

Net loss                                         $         (4)     $       (297)     $        (17)     $       (448)
                                                 ============      ============      ============      ============

     Net loss per share based on weighted
         average number of common equivalent
         shares outstanding                      $      (0.00)     $      (0.07)            (0.00)     $      (0.11)

     Weighted Average Common Equivalent
         Shares Outstanding Basic                   4,039,607         4,041,400         4,039,607         4,041,400
                            Diluted                 4,039,607         4,041,400         4,039,607         4,041,400

There is no difference between Net Loss and Total Comprehensive Loss for the quarter or six-month periods ending June 30, 2002 and July 1, 2001.

These interim financial statements contain all adjustments required for them to be comparable to the annual financial statements issued on Form 10-KSB.









                   See Notes to Condensed Financial Statements

                                  CRAMER, INC.
                            STATEMENTS OF CASH FLOWS
                                    UNAUDITED
                             (Amounts in Thousands)


                                                                                            Six Months Ended
                                                                                        6/30/02           7/1/01
                                                                                     ------------      ------------

Cash flows from operating activities:
     Net income (loss)                                                               $        (17)             (448)
     Adjustments to reconcile net income (loss) to net cash flows from operating activities:
         Depreciation and amortization                                                         78               106
         Changes in operating assets and liabilities:
              Accounts receivable                                                            (321)              385
              Inventories                                                                    (178)              451
              Prepaid expenses and other assets                                                61               (57)
              Intangible pension asset                                                          4                 0
              Accounts payable and accrued expenses                                           194              (223)
              Other noncurrent liabilities                                                    (49)              (29)
                                                                                     ------------      ------------

                      Net cash flows from operating activities                               (228)              185
                                                                                     ------------      ------------

Cash flows from investing activities:
     Capital expenditures                                                                     (19)              (28)
                                                                                     ------------      ------------


                      Net cash flows from investing activities                                (19)              (28)
                                                                                     ------------      ------------

Cash flows from financing activities:
     Principal payments on notes payable                                                        0              (157)
                                                                                     ------------      ------------

                      Net cash flows from financing activities                                  0              (157)
                                                                                     ------------      ------------

Net increase (decrease) in cash                                                              (247)                0
Cash at beginning of year                                                                     282                 0
                                                                                     ------------      ------------

Cash at end of quarter                                                               $         35      $          0
                                                                                     ============      ============

Supplemental disclosures:
     Cash paid during the period for:
         Interest                                                                    $         58      $         99
                                                                                     ============      ============
         Income tax                                                                  $          0      $          0
                                                                                     ============      ============








                   See Notes to Condensed Financial Statements

                                  CRAMER, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. Interim Financial Statements

The condensed interim financial statements included herein have been prepared by Cramer, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). The financial statements reflect adjustments of a normal recurring nature that are, in the opinion of management, necessary to present fairly such information. Although the Company believes that the disclosures are adequate to make the interim information presented not misleading, certain information and footnote disclosures, including significant accounting policies, normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These interim financial statements should be read in conjunction with the financial statements and the notes thereto included in the Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 2001 filed by the Company with the Commission on August 14, 2002 and incorporated by reference herein. Quarterly operating results may vary significantly and are not necessarily indicative of the results for the full year or any future period.

2. Legal Proceedings

The Company is a defendant in several lawsuits relating to product liability claims arising from accidents allegedly occurring in connection with the use of its products. The claims are covered by insurance and are being defended by the Company's independent counsel or by counsel assigned by the Company's insurance carriers. One such claim currently outstanding alleges damages of $375,000. The Company has included a more complete discussion of product liability claims and related accruals in Part II, Item 1 "Legal Proceedings" below.

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

The Company offers product warranties with terms of up to fifteen years. The majority of the Company's warranty claims relate to failed seating parts. The Company estimates its accrual for future warranty costs based on durability testing, engineering studies, actual costs incurred in prior years and historical sales data. The warranty accrual decreased from $218,000 at March 31, 2002 to $213,000 at June 30, 2002. This decrease was the result of continued declining warranty costs in the second quarter of 2002. This decrease can be attributed to more aggressive management of warranty claims, which has resulted in fewer claims and lower costs.

The reserve for obsolete and slow-moving inventory is based on management's analysis of inventory turns, historical write-offs, future production plans including any product line changes, and sales trends. There were no changes to the inventory reserve, which remained at $105,000.

A discussion of the product liability accrual is included in Part II, Item 1, Legal Proceedings.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS


         RESULTS OF OPERATIONS

         Quarter ended June 30, 2002, compared to the quarter ended July 1, 2001:

         Sales for the second quarter were $2,217,000, a decrease of 12% from 2001 second quarter sales of $2,519,000. The recent recession and related reductions in capital expenditures by potential customers resulted in a decline in seating sales of over $250,000. The furniture industry as a whole has experienced a downturn in sales over the past twelve months. Utility sales remained consistent, with a modest decline in ladder sales offset by a slight increase in Kik-Step sales, reflecting the continued strength of this product.

         Gross margins increased from $712,000, or 28%, in the second quarter of 2001 to $746,000, or 34% in the second quarter of 2002. Increased margins as a percent of sales were the combined result of lower material costs and significant overhead reductions. These overhead reductions included a decrease in utilities, indirect labor and maintenance costs, due in part to increased outsourcing of the manufacture of certain products in 2002.

         Selling expenses decreased from $497,000 in the second quarter of 2001 to $338,000 in the second quarter of 2002, a reduction of approximately $159,000. A decrease in commissions and catalog program costs due to lower sales contributed to over $50,000 of the decline. The remaining decrease was related primarily to staff reductions and lower travel costs.

         General and administrative expenses increased $49,000 to $390,000 during the second quarter of 2002, compared to $341,000 in the second quarter of 2001. Fees related to Rotherwood's provision of a securities pledge as security for the bank line were the primary reason for the increase. These fees totaled $40,000 in the second quarter of 2002 and were not in effect during the second quarter 2001. Rotherwood has agreed to accept common stock in payment of these fees at the rate of one share for each $0.05 of the fee amount (800,000 shares per quarter). Legal costs also increased in the second quarter, due in part to favorable resolution of an employment matter and costs associated with filing an amended Form 10-KSB and the proposed going private transaction referred to in "Financial Condition, Liquidity and Capital Resources".

         Interest expense totaled $28,000 in the second quarter of 2002, compared to $45,000 in the comparable period last year. This reduction was the result of lower interest rates in 2002.

         The Company incurred a net operating loss before tax of $4,000 in the second quarter of 2002, compared to a loss of $297,000 in the second quarter of 2001. Operating losses improved, despite declining sales, due to reductions in overhead and improved margins.

         Six months ended June 30, 2002, compared to the six months ended July 1, 2001:

         Sales for the first six months of 2002 were $4,249,000, a decrease of 27% from $5,817,000 in the first six months of 2001. The majority of the decline related to reduced seating sales, particularly in the first quarter of 2002. The recent recession and related reductions in capital expenditures by potential customers have resulted in a significant sales decline across the industry. In addition, the seating business is highly competitive. Ladder sales experienced a modest decline due to weakening catalog performance. Kik-Step sales increased by approximately $50,000 in the first six months of 2002, compared to the same period in 2001, reflecting the continued strength of this product.

         Gross margins increased from $1,436,000 or 25% of sales, in the first six months of 2001 to $1,453,000 or 34% of sales in the first six months of 2002. Lower material costs and significant overhead reductions resulted in a substantial increase in margins for both the first and second quarters of 2002, compared to the first two quarters of 2001. The overhead reductions included a decrease in utilities, indirect labor, supplies and maintenance, due in part to increased outsourcing of the manufacture of certain products in 2002. The Company also focused on streamlining production processes, which contributed to the decrease in indirect labor.

         Selling expenses decreased from $1,021,000 in the first six months of 2001 to $716,000 in the first six months of 2002, a reduction of over $300,000. The decrease in selling costs can be attributed to a decline in commissions and catalog program costs as a result of lower sales, in addition to staff reductions and lower travel costs. Selling expenses were lower in both the first and second quarters of 2002 compared to the prior year.

         General and administrative expenses increased from $638,000 in the first six months of 2001 to $703,000 in the first six months of 2002, an increase of $65,000. Fees related to Rotherwood's provision of a securities pledge as security for the bank line were the primary reason for the increase. These pledge fees totaled $80,000 in the first six months of 2002 and were not in effect during the first six months of 2001. Rotherwood has agreed to accept common stock in payment of these fees. An increase in legal fees during the first six months of 2002 was offset in part by reduced labor costs.

         Interest expense totaled $58,000 in the first six months of 2002, compared to $99,000 in the comparable period last year. This reduction was the result of lower interest rates in 2002.

         The Company incurred a net operating loss before tax of $17,000 in the first six months of 2002, compared to a loss of $448,000 in the first six months of 2001. Operating losses improved, despite declining sales, due to reductions in overhead and improved margins.

         FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         Cash flow activity for the first six months of 2002 is presented in the Statement of Cash Flows. During the first six months of 2002, the Company used $228,000 in cash from its operating activities.

         Accounts receivable totaled $884,000 at June 30, 2002 compared to $563,000 at December 31, 2001. The increase was a result of higher sales in June 2002 compared to December 2001. In addition, the June 30, 2002 balance included a $150,000 order that was collected in July 2002.

         Inventories increased from $721,000 at December 31, 2001 to $897,000 at June 30, 2002, a 24% increase. This increase related primarily to a large seating order that was in production as of June 30, 2002.

         Accounts payable increased $265,000 from December 31, 2001 to June 30, 2002. An increase in inventories in connection with several large production orders mentioned above contributed to the increase in accounts payable.

         Accrued liabilities decreased $199,000 from December 31, 2001 to June 30, 2002. This decrease was due in part to a decline in accrued catalog program costs and accrued insurance premiums.

         Accounts payable, related party increased from $101,000 at December 31, 2001 to $129,000 at June 30, 2002. This increase was the result of combined loan guarantee fees of $80,000 charged by Rotherwood for the first two quarters of 2002, in addition to fees charged by Rotherwood for the services of Greg Coward and Nick Christianson, who are not compensated directly by the Company.

         Capital expenditures of $19,000 during the second quarter of 2002 related to the purchase of additional plant equipment. In the first quarter of 2002, management began exploring the feasibility of relocating to a new facility that more closely matches the Company's current size and manufacturing needs. The Company has signed a lease for a 34,000 square foot facility and is planning to relocate in September 2002. The minimum lease term is three years with the right to extend for an additional eight years. Annual rent during the initial term is $111,000/ year. The Company anticipates that relocating the business could reduce operating overhead significantly and improve production efficiency. However, there is no assurance we can sell or lease our existing facility without spending significantly on renovation.

         The outstanding balance under the Company's bank line of credit remained $2,320,000, the maximum amount allowed under the agreement, throughout the second quarter of 2002. The combined facility is secured by a $2,000,000 securities pledge by Rotherwood, the Company's parent, and security interests in the assets of both Cramer and Pacer Corporation, a company owned by Rotherwood. Cramer and Pacer are co-borrowers on the total amount of the credit facility. In exchange for Rotherwood's financial accommodation to the Company, the Company agreed to pay Rotherwood a fee equal to 2% per quarter of the total amount of the pledge agreement until the pledge agreement expires. As of June 30, 2002, the Company had accrued $120,000 of such fees. The Company plans to pay for these fees by issuing common stock at the rate of one share for each $0.05 in fee amount, or 800,000 shares per quarter.

         On June 28, 2002, the Company obtained an extension of the credit facility through October 3, 2002. The Company is not in compliance with the financial net worth covenant in the loan agreement governing the credit facility. For this and other reasons, the Company is unable to predict whether the bank will renew the credit facility when it matures in October 2002.

         Since the Company has no additional borrowing capacity and there is no assurance the Company can obtain an extension of or increase in the current credit facility or a substitute credit facility, the Company intends to obtain needed additional capital by selling shares of common stock to Rotherwood. Although the Company has no definitive agreement with Rotherwood, the Company is planning to sell 18 million shares of Common Stock to Rotherwood for cash at a purchase price of $0.05 per share. This transaction would provide $900,000 in much needed capital to the Company to support operations, reduce amounts owed under the bank line of credit and enable the Company to continue its turnaround plans. If Rotherwood makes an additional equity investment in the Company, Rotherwood plans to take the Company private following a short-form cash-out merger of the Company into Rotherwood. There is no assurance the Company will be able to obtain any equity investment from Rotherwood or any other investor. See Item 6- "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 2001 Form 10-KSB/A filed on August 14, 2002 and incorporated by reference herein for additional discussion of the credit facility and the proposed transactions with Rotherwood.

         If the bank does not renew or increase the credit facility and the Company cannot obtain substitute or additional debt financing or obtain an equity investment in the Company, the Company may be required to seek bankruptcy protection or to cease operations.


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

         There are a number of reasons why investors should not place undue reliance on forward-looking statements. Among the risks and uncertainties that could cause the Company's actual results for future periods to differ materially from any forward-looking statements made are the following:

            o The inability of shareholders other than Rotherwood to participate in any future upturn in the Company's operations or financial condition, if the short-form merger is consummated

            o The Company's continuing declines in revenues and continuing losses

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

            o     Continued adverse conditions in the office furniture industry

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

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company is a defendant in several lawsuits relating to product liability claims arising from accidents allegedly occurring in connection with the use of its products. The claims are covered by insurance and are being defended by the Company's independent counsel or by counsel assigned by the Company's insurance carriers. These claims are subject to a $50,000 deductible. The Company maintains product liability insurance coverage with limits of $1 million per occurrence and $2 million aggregate, plus $15 million in umbrella coverage. After the Company has exhausted its deductible by paying a total of $50,000 (whether in legal fees and expenses, settlement amounts, damages awards, or any combination thereof) on any single claim, its liability insurance carrier is obligated to pay any sums owed for legal fees and expenses, settlement amounts and damages awards in excess of $50,000 for that claim. The Company has been able to offset settlement costs through amounts paid by co-defendants in certain cases historically.

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

         The Company had six open claims at December 31, 2001 and five open claims at June 30, 2002. During the second quarter of 2002, no new claims were filed against the Company. On April 22, 2002, the Company settled one of the six claims for $7,500. The total cost of legal fees and settlement costs for this claim was $49,500. The Company does not believe the remaining open claims will have materially different average results than historical experience described above. None of the claims allege damages in excess of policy limits. One of the claimants alleges damages of $375,000 and is discussed below. While management believes the Company has substantial defenses with respect to these claims, the ultimate outcome of such litigation cannot be predicted with certainty. Such claims are an ordinary aspect of the Company's business and industry. The Company believes its products are safe and reliable when assembled, used and maintained in a reasonable manner, and believes it adequately reserves against its reasonably likely exposure under these claims based upon past experience.

         The Company discusses each claim with its product liability counsel to determine the merits of the case and the most likely outcome. In some cases, it is too early to make that assessment. The Company determines a reserve for specific claims based on average claims history, the specific merits of the case, the amount of damages alleged, the costs incurred to date and the amount of the insurance deductible. The Company recorded a reserve for specific claims of $105,000 at December 31, 2001 and at June 30, 2002.

         In addition to reserves for specific cases, the Company estimates its exposure for unasserted claims and records additional reserves using the claims history discussed above as well as recent trend insights. The Company had received notice of six incidents for which no claims had been asserted at December 31, 2001 and did not receive notice of any additional unasserted claims during the second quarter of 2002. The Company maintained a reserve for unasserted claims of $113,000 at December 31, 2001 and at June 30, 2002. The underlying assumptions regarding claims history and average costs per claim did not change during the second quarter of 2002. Accordingly, the Company did not change its reserve for unasserted claims. Although the Company's claims history has stabilized in recent years, the Company cannot be certain that future claims experience will be consistent with historical claims experience. An increase in the frequency or average cost of future claims could increase the Company's exposure to product liability expense. However, the maximum total legal defense and settlement costs for each claim is limited to the $50,000 deductible.

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

         The Company was assessed $117,500 in penalties by OSHA as a result of an inspection conducted in 2000 and signed a settlement agreement from OSHA which calls for scheduled payments totaling $23,000 through February 1, 2004 (see "Patents, Trademarks and Government Regulation" in Item 1 of the 2001 10-KSB/A filed on August 14, 2002 and incorporated by reference herein).


ITEM 2.  CHANGES IN SECURITIES

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION


Going Private Transaction


As a result of the Company's tenuous cash/liquidity position and its need for additional capital to execute its restructuring plans, the Company plans to enter into an investment transaction with Rotherwood. Rotherwood intends to purchase 18 million shares of newly issued Company common stock for a cash purchase price of $0.05 per share. This equity investment of $900,000 would allow the Company to reduce its bank debt, enable the Company to move to a smaller, more efficient facility and pursue other initiatives in connection with its turnaround plan. There can be no assurance that this equity investment will support the turnaround. Upon Rotherwood's purchase of the shares, combined with the issuance of 800,000 shares of common stock per quarter in payment of a letter of credit/pledge fee to Rotherwood, Rotherwood would own more than 90% of the Company's outstanding shares of common stock. Rotherwood then plans to cause a "short-form" merger to occur during the year 2002 in which each outstanding share of the Company's common stock owned by shareholders other than Rotherwood would be converted into the right to receive a cash payment of $0.05 per share for an aggregate cash consideration of $98,000, after which Rotherwood plans to take the Company private. The Company plans to amend its articles of incorporation to increase its authorized shares of common stock from 8,200,000 to 74,200,000 shares to permit Rotherwood to acquire the 18 million shares of common stock and permit Cramer to pay the 800,000 share quarterly letter of credit/pledge fee. Rotherwood intends to enter into such a transaction, but is not subject to any binding obligation to do so.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         Exhibits

                  99.1     Certification of Principal Executive Officer

                  99.2     Certification of Principal Financial Officer



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 CRAMER, INC.
                                                 (Registrant)

Date: August 20, 2002
                                                 W. Gregory Coward
                                                 Chief Executive Officer


                                                 Nicholas M. Christianson
                                                 Interim Chief Financial Officer