Form 10KSB/A
period 2001-12-31
CRAMER INC
filed 2002-10-22
CIK 319497

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                               AMENDMENT NO. 2 TO

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Fiscal Year Ended December 31, 2001.

                           Commission File No. 2-69336

                                  CRAMER, INC.

KANSAS                                            I.R.S. EMPLOYER IDENTIFICATION
                                                  NUMBER 48-0638707
1222 QUEBEC STREET, NORTH KANSAS CITY, MO 64116
TELEPHONE: (816) 471-4433


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

                                      INDEX



                                                                                                 PAGE NO.
                                                                                                 --------
PART I

     Item 1.      Description of Business                                                            4
     Item 2.      Description of Property                                                           12
     Item 3.      Legal Proceedings                                                                 12
     Item 4.      Submission of Matters to a Vote of Security Holders                               13

PART II

     Item 5.      Market for Common Equity and Related Stockholder Matters                          14
     Item 6.      Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                               15
     Item 7.      Financial Statements                                                              22
     Item 8.      Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure                                               38

PART III

     Item 9.      Directors, Executive Officers, Promoters and Control
                  Persons; Compliance with Section 16(a) of the Exchange Act                        39
     Item 10.     Executive Compensation                                                            39
     Item 11.     Security Ownership of Certain Beneficial Owners and
                  Management                                                                        39
     Item 12.     Certain Relationships and Related Transactions                                    39
     Item 13.     Exhibits and Reports on Form 8-K                                                  39
     Item 14.     Controls and Procedures                                                           51

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

Substantial Doubt About the Company's Ability to Continue as a Going Concern

The Company experienced continued recurring losses from operations, cash flow difficulties and negative working capital during 2000 and 2001. As a result, the Company is not in compliance with the financial net worth covenant in its bank credit agreement, which includes a $2,000,000 loan and a $320,000 line of credit. The $320,000 line of credit has been classified as non-performing. The Company initially relied on a letter of credit posted by Rotherwood Ventures, LLC ("Rotherwood") and subsequently on Rotherwood's pledge of $2M of securities to the lender, in addition to the assets of Pacer, Inc. a wholly owned subsidiary of Rotherwood, to secure the Company's credit facility. This credit facility has been extended to February 3, 2003. There can be no assurance that the Company can further extend the bank credit agreement or obtain substitute or additional debt financing, or obtain any equity financing or that a proposed $900,000 equity investment in the Company by Rotherwood will be consummated (see
Item 5- "Market for Common Equity and Related Stockholder Matters" and Item 6- "Management's Discussion and Analysis of Financial Condition and Results of Operations"), and thus there is no assurance the Company can remain in business or avoid bankruptcy proceedings.

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

Following the appointment of the new CEO on January 24, 2001, the Company's new management conducted a thorough review of the Company's operations and strategies. As a result, new management commenced the following initiatives designed to achieve positive cash flow and return the Company to profitability:

         -        The proprietary keyboard line was discontinued
         -        The direct-to-end-user marketing strategy was de-emphasized
         - Efforts to eliminate obsolete and weak performing seating and utility products have continued
         - Marketing efforts are being concentrated on the Company's core products and sales channels
         - Manufacturing and inventory management practices have been improved
         - The manufacture of certain utility products was outsourced to third-party manufacturers to increase margins and reduce operating overhead
         - The Company reduced its workforce to accommodate declining sales and new production strategies
         - The Company has leased a smaller facility to streamline operations and achieve greater production efficiencies
         - The Company has begun the process of identifying a new management information system to replace the current legacy application and improve business processes, reporting and analysis
         - The Company has reviewed its marketing strategies and will implement new pricing, discount and commission structures to improve margins and simplify the administration of current sales channels
         - The Board will recommend that its shareholders approve the authorization of additional shares of common stock to accommodate a letter of credit/pledge fee payable to Rotherwood in common stock and a proposed equity investment in the Company by Rotherwood (see Item 6 - "Management's Discussion and Analysis of Financial Condition and Results of Operations")

New management will continue to evaluate the Company's products, operations and financing options in an effort to improve the Company's performance, achieve positive cash flow, restore profitability and secure adequate capital. Management is optimistic these goals can be achieved, but there can be no assurance these measures will be successful. In fact, the Company's revenues were substantially lower, and its gross margins significantly lower, in 2001 than 2000 (see Item 6 - "Management's Discussion and Analysis of Financial Condition and Results of Operations")

The Company intends to enter into a proposed equity investment transaction with Rotherwood, who is planning to take the Company private after the proposed investment is made (See Item 5- "Market for Common Equity and Related Shareholder Matters" and Item 6- "Management's Discussion and Analysis of Financial Condition and Results of Operations").

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

Net sales by product group in 2001 and 2000 were as follows:



                                                                  Year Ended December 31,
                                                                  ----------------------
                                                              2001                       2000
                                                              ----                       ----
                    Seating products                     $  6,336,000                $  8,204,000
                    Utility products                        4,111,000                   4,893,000
                                                            ---------                   ---------
                                                         $ 10,447,000                $ 13,097,000
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

Production equipment used to manufacture the Company's products is owned and maintained by the Company at its factory in North Kansas City, Missouri. Production equipment ranges from metalworking machinery to a powder coat painting system. Some of the tooling used in the fabrication of specialized and proprietary components is owned by the Company but located at vendor locations. The Company believes it has sufficient production capacity to support a significant increase in sales volume.

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

The factory workers are covered by a collective bargaining agreement with the United Steelworkers of America that expired on September 30, 2003. The economic portion of the agreement expired on October 1, 2001 and subsequently has been renewed on a month-to-month basis. Any work stoppage could impact the Company's ability to manufacture product, on-time delivery and product quality, which could have a material adverse effect on the Company's business and financial condition. While no work stoppages have occurred over the past ten years and labor negotiations are an ordinary part of the Company's business, there can be no assurance that a work stoppage can be avoided. At year-end, 16 of the 34 factory workers were not dues paying union members. The Company believes that strong labor relations are an important aspect of its business.

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

ITEM 2.  DESCRIPTION OF PROPERTY

The Company's corporate headquarters and manufacturing facility have been located on a 5-acre tract at 625 Adams Street, Kansas City, KS in a building owned and occupied by the Company since 1957. This facility comprises 165,000 square feet, including 20,000 office, 2,000 showroom, and 143,000 manufacturing space.

Due to the facility's age, its overall condition is relatively poor and requires continuous maintenance. The Company believes that its facilities are adequately insured.

In the first quarter of 2002, management began exploring the feasibility of relocating to a new facility that more closely matches the Company's current size and manufacturing needs. The Company has signed a lease for a 34,000 square foot facility and relocated in September 2002. The minimum lease term is three years with the right to extend for an additional eight years. Annual rent during the initial term is $111,000/ year. The Company anticipates that relocating the business could reduce operating overhead significantly and improve production efficiency. However, there is no assurance we can sell or lease our existing facility without spending significantly on renovation.

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

The Company was assessed $117,500 in penalties by OSHA as a result of an inspection conducted in 2000 and signed a settlement agreement with OSHA which calls for payments of $23,000 (see "Patents, Trademarks and Government Regulation" in Item 1). As of June 30, the Company had made scheduled payments of $2,500.

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

Meara, King & Co. performed an update of its valuation in July 2002 and their assessment of the updated value remained $0.01 per share.

Going Private Transaction

As a result of the Company's tenuous cash/liquidity position and its need for additional capital to execute its restructuring plans, the Company plans to enter into an investment transaction with Rotherwood. Rotherwood intends to purchase 18 million shares of newly issued Company common stock for a cash purchase price of $.05 per share. This equity investment of $900,000 would allow the Company to substantially reduce its bank debt and restructure its balance sheet. Upon Rotherwood's purchase of the shares, combined with the issuance of 800,000 shares of common stock per quarter in payment of a letter of credit/pledge fee to Rotherwood, Rotherwood would own more than 90% of the Company's outstanding shares of common stock. Rotherwood then plans to cause a "short-form" merger to occur during the year 2002 in which each outstanding share of the Company's common stock owned by shareholders other than Rotherwood would be converted into the right to receive a cash payment of $.05 per share for an aggregate cash consideration of $98,000, after which Rotherwood plans to take the Company private. The Company plans to amend its articles of incorporation to increase its authorized shares of common stock from 8,200,000 to 74,200,000 shares to permit Rotherwood to acquire the 18 million shares of common stock and permit Cramer to pay the 800,000 share quarterly letter of credit/pledge fee. Rotherwood intends to enter into such a transaction, but is not subject to any binding obligation to do so.

The Company has incurred substantial expenses in connection with its relocation to a smaller, more efficient facility. The Company has not had sufficient cash to pay those expenses. Rotherwood intends to advance approximately $100,000 to enable the Company to pay the relocation expenses. Upon consummation of the 18 million-share purchase by Rotherwood, the advance will be credited against the $900,000 purchase price for the shares. See Item 6- "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Transaction Statement on Schedule 13E-3, filed on behalf of the Company, Rotherwood, Rotherwood Investments, LLC and James R. Zicarelli and incorporated by reference herein, for additional information regarding the proposed equity investment, cash-out merger and going private transaction.

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

         There are a number of reasons why investors should not place undue reliance on forward-looking statements. Among the risks and uncertainties that could cause the Company's actual results for future periods to differ materially from any forward-looking statements made are the following:

            - The inability of shareholders other than Rotherwood to participate in any future upturn in the Company's operations or financial condition, if the short-form merger is consummated.
            - The Company's continuing declines in revenues and continuing losses
            - Questions about the Company's continuing viability as a going concern and management's plans to address that issue
            - Any failure of the Company's turnaround plan to achieve its objectives
            - The possibility that the bank will call or not renew the Company's credit facility and that the Company could not obtain substitute or additional debt financing, or obtain any equity financing
            -     Rotherwood's intention to take the Company private
            - Fluctuations or reductions in product demand and market acceptance
            -     The level of product development by the Company
            -     Capacity, facility and supply constraints or difficulties
            - The possibility that Cramer's sister company will borrow more funds than anticipated under the Rotherwood credit facility, which would further reduce the Company's borrowing capacity under the Company's credit facility
            -     The effect of new laws and regulations

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

         The Company offers product warranties with terms of up to fifteen years. The majority of the Company's warranty claims relate to failed seating parts. The Company estimates its accrual for future warranty costs based on durability testing, engineering studies, actual costs incurred in prior years, warranty terms and historical sales data. We increased our warranty accrual from $100,000 at December 31, 2000 to $232,000 at December 31, 2001. This increase can be attributed in part to the introduction of new chair models with more extensive warranties, along with changes to existing product warranties that increase the Company's warranty expense exposure. For example, the warranty on certain models was increased to cover 24X7 use in the field. These warranty changes were implemented to solidify the Company's reputation in the market as a premium supplier of intensive task seating. The increase in the warranty accrual also reflects management's re-evaluation of cost exposure and desire to be conservative. The increase was not the result of escalating warranty costs, as warranty claims remained consistent in 2001.

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

         The Company participates with Pacer Corporation, an affiliate of Rotherwood, in a combined credit facility of $2,320,000 (consisting of a $320,000 revolving line of credit and a $2,000,000 loan) which is secured by substantially all of the assets of the Company and Pacer. The Company borrowed an additional $18,000 from its combined bank credit facility in 2001, increasing the total outstanding balance to the maximum amount allowed under the agreement, or $2,320,000. The $2,000,000 loan is also secured by Rotherwood's pledge of $2,000,000 in securities as collateral for the loan. The $2,000,000 securities pledge replaced a $2,000,000 letter of credit previously posted by Rotherwood in favor of the lender. Cramer and Pacer are jointly liable for principal and interest under the loans, and each company may obtain advances under the loans. However, because all existing advances under the loans have been made to Cramer, Cramer is currently making all interest payments under the loans. The loans are fully drawn, and thus neither company may obtain any further advances under the loans unless and until the principal amounts are reduced. The loans matured on January 27, 2002 and have been temporarily extended at periodic intervals, with the latest extension expiring on February 3, 2003.

         The loan agreement provides that the bank may declare a default and call and accelerate the loans if there is a material adverse change in the business, properties, financial condition or affairs of Cramer, Pacer or Rotherwood. The bank also has the right to call the loans if the bank in good faith deems itself "insecure." In light of these provisions in the loan agreement (the "MAC/Insecurity Clause") and the Company's financial condition, declining sales and history of losses, the bank could call the loans at any time even if Cramer is current on its debt service obligations and Cramer and Pacer have not violated any other provisions of the loan documents.

         In addition, Cramer and Pacer are not in compliance with the $500,000 financial net worth covenant under the loans, and the $320,000 credit line has been classified as non-performing. The lender has requested that the Company either pay off the $320,000 revolving credit line or provide additional collateral in the form of a guaranty or additional security by February 3, 2003 and the Company believes the lender would call that loan if it did not pay off the loan or provide additional security. The Company does not believe the lender will call the $2,000,000 loan so long as Rotherwood maintains its securities pledge as collateral for that loan; however, Rotherwood has advised the Company that it does not wish to continue the securities pledge indefinitely. The Company does not have sufficient assets to pay off the loans, so any acceleration of either or both loans by the bank could force the Company to declare bankruptcy, cease operations and liquidate. If the bank were to call the $2,000,000 loan and foreclose upon the collateral posted by Rotherwood, Rotherwood could succeed to the bank's position as the lender on that loan, call the loan and proceed against the Company's assets in satisfaction of the loan. Rotherwood has no personal liability under the $2,000,000 loan in excess of the value of its pledged collateral. The Company believes that the latest loan extension granted by the bank was made with the expectation that the $320,000 credit line would be repaid or that the Company would provide additional collateral or guarantees on the $320,000 credit line by the February 3, 2003 extended maturity date.

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

         In exchange for Rotherwood's financial accommodation to the Company, the Company agreed to pay Rotherwood a fee equal to 2% per quarter of the total amount of the $2,000,000 letter of credit or securities pledge for so long as it remains in place for the Company's benefit. This agreement took effect on October 1, 2001. If the fee were paid in cash, it would equal $40,000 per quarter. The Company is not generating sufficient cash flow to pay the fee in cash. Rotherwood has agreed to accept payment in shares of Common Stock at the rate of one share for each $0.05 of the 2% quarterly fee amount, or an aggregate of 800,000 shares per quarter. The per share valuation price of $0.05 is higher than the price per share determined by the Meara King valuation of $0.01 (see Item 5), resulting in fewer shares issued. If the fee payable to Rotherwood were paid in Common Stock at the rate of $0.01 per share, an aggregate of 4,000,000 shares of Common Stock would be issued to Rotherwood each quarter during the remaining term of the letter of credit. The Company has sufficient authorized Common Stock to pay the letter of credit/ securities pledge fee for two quarters (1,600,000 shares), but will not have sufficient authorized Common Stock to pay the fee for any additional quarters or to issue the 18 million shares of Common Stock to Rotherwood (see discussion below regarding the proposed increase in authorized shares). At December 31, 2001, the Company recorded a liability of $40,000 for Rotherwood guarantee fees accruing in the fourth quarter of 2001. The Company plans to issue common stock for these fees in the future. The Company engaged Meara, King & Co. to update its appraisal in July 2002 and their assessment of the updated value remained $0.01 per share.

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

         The Company believes significant investments in property, equipment and working capital will be required to execute its operating plans in 2002. Among the anticipated requirements are the cost of a new management information system, costs associated with the relocation of operations, final production and printing of the new price book and increased investment in inventory as a result of outsourced manufacturing initiatives discussed in Item 1. Management believes the cost of these initiatives as a whole could total $300,000 or more. The Company will not be able to implement these initiatives if it cannot obtain an increase and extension of the credit facility or the Rotherwood investment doesn't materialize. The Company has incurred substantial expenses in connection with its relocation to a smaller, more efficient facility. The Company has not had sufficient cash to pay those expenses. Rotherwood intends to advance approximately $100,000 to enable the Company to pay the relocation expenses. Upon consummation of the 18 million-share purchase by Rotherwood, the advance will be credited against the $900,000 purchase price for the shares.

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



/s/ Deloitte & Touche LLP

Deloitte & Touche LLP
Kansas City, Missouri
May 4, 2001






F-1a.

                                  CRAMER, INC.

                                 BALANCE SHEETs

                    (Amounts In Thousands, Except Share Data)



                                                                                   DECEMBER 31,
                                                                           ----------------------------
                                                                              2001              2000
                                                                           ----------        ----------
                                ASSETS
Current assets:
   Cash                                                                      $   282           $     -
   Accounts  receivable,  less  allowance for doubtful  accounts of
     $30 in 2001 and $38 in 2000                                                 563             1,509
   Inventories,  less allowance for  obsolescence  and shrinkage of
     $110 in 2001 and $162 in 2000                                               721             1,558
   Prepaid expenses and other current assets                                     325               336
                                                                             -------           -------

         Total current assets                                                  1,891             3,403
                                                                             -------           -------

Property, plant and equipment                                                  6,215             6,187
Less accumulated depreciation                                                 (5,585)           (5,369)
                                                                             -------           -------

         Total property, plant and equipment                                     630               818
                                                                             -------           -------

Other assets:
   Intangible pension asset                                                        4                56
                                                                             -------           -------


         Total assets                                                        $ 2,525           $ 4,277
                                                                             =======           =======







F-1a.

(Balance Sheets, continued)



                                                                                          DECEMBER 31,
                                                                                --------------------------------
                                                                                    2001                2000
                                                                                ------------        ------------
            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Cash overdrafts                                                                 $     -             $   282
   Notes payable                                                                     2,320               2,302
   Accounts payable                                                                    485               1,004
   Accounts payable - related party                                                    101                   -
   Accrued liabilities                                                                 801                 664
                                                                                   -------             -------

         Total current liabilities                                                   3,707               4,252
                                                                                   -------             -------

Noncurrent liabilities:
   Pension benefits payable                                                            326                 316
   Other                                                                               218                 185
                                                                                   -------             -------

         Total noncurrent liabilities                                                  544                 501
                                                                                   -------             -------

Commitments and contingencies (Note 7)

Stockholders' equity (deficit):
   Common stock, no par value, authorized, 6,000,000 shares; issued and outstanding 4,041,400 shares in 2001 and 4,051,400
     shares in 2000                                                                  3,820               3,824
   Accumulated deficit                                                              (5,198)             (3,996)
                                                                                   -------             -------
                                                                                    (1,378)               (172)
   Accumulated other comprehensive income (loss)                                      (348)               (304)
                                                                                   -------             -------
         Total stockholders' equity (deficit)                                       (1,726)               (476)
                                                                                   -------             -------

         Total liabilities and stockholders' equity (deficit)                      $ 2,525             $ 4,277
                                                                                   =======             =======




                       See Notes to Financial Statements.

                                  CRAMER, INC.

                            STATEMENTS OF OPERATIONS

                  (Amounts In Thousands, Except Per Share Data)




                                                                             YEARS ENDED DECEMBER 31,
                                                                          ------------------------------
                                                                              2001              2000
                                                                          ------------      ------------
Net sales                                                                   $ 10,447          $ 13,097
Cost of sales                                                                  8,133             9,756
                                                                            --------          --------

         Gross profit                                                          2,314             3,341
                                                                            --------          --------

Operating expenses:
   Selling                                                                     2,023             2,405
   General and administration                                                  1,305             1,222
   Impairment of intangibles                                                       -               289
                                                                            --------          --------

         Total operating expenses                                              3,328             3,916
                                                                            --------          --------

         Loss from operations                                                 (1,014)             (575)

Other expense:
   Interest expense                                                             (174)             (222)
   Other                                                                         (14)             (220)
                                                                            --------          --------

         Loss before income taxes                                             (1,202)           (1,017)

Income taxes                                                                       -                 -
                                                                            --------          --------

         Net loss                                                           $ (1,202)         $ (1,017)
                                                                            ========          ========


Net loss per common share - basic and diluted                               $  (0.30)         $  (0.25)
                                                                            ========          ========

Weighted  average  number of common  and common  equivalent  shares
   outstanding, basic and diluted                                              4,041             4,051
                                                                            ========          ========

Comprehensive loss:
   Net loss                                                                 $ (1,202)         $ (1,017)
   Minimum pension liability adjustment, net of $-0- taxes                       (44)             (107)
                                                                            --------          --------

         Total comprehensive loss                                           $ (1,246)         $ (1,124)
                                                                            ========          ========


                       See Notes to Financial Statements.

                                  CRAMER, INC.

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                             (Amounts in Thousands)



                                                                                             ACCUMULATED        TOTAL
                                                                                                OTHER        STOCKHOLDERS'
                                              NUMBER OF                      ACCUMULATED    COMPREHENSIVE       EQUITY
                                               SHARES        COMMON STOCK      DEFICIT      INCOME (LOSS)     (DEFICIT)
                                            -------------   -------------   -------------   -------------   -------------
BALANCE, December 31, 1999                       4,051         $ 3,824         $(2,979)        $  (197)        $   648

   Net loss                                          -               -          (1,017)              -          (1,017)

   Minimum pension liability adjustment              -               -               -            (107)           (107)
                                               -------         -------         -------         -------         -------

BALANCE, December 31, 2000                       4,051           3,824          (3,996)           (304)           (476)

   Net loss                                          -               -          (1,202)              -          (1,202)

   Retirement of common stock                      (10)             (4)              -               -              (4)

   Minimum pension liability adjustment              -               -               -             (44)            (44)
                                               -------         -------         -------         -------         -------

BALANCE, December 31, 2001                       4,041         $ 3,820         $(5,198)        $  (348)        $(1,726)
                                               =======         =======         =======         =======         =======




                       See Notes to Financial Statements.

                                  CRAMER, INC.

                            STATEMENTS OF CASH FLOWS

                           Increase (Decrease) in Cash

                             (Amounts in Thousands)




                                                                     YEARS ENDED DECEMBER 31,
                                                                  ----------------------------
                                                                      2001            2000
                                                                  -----------      -----------
Cash flows from operating activities:
   Net loss                                                         $(1,202)         $(1,017)
   Adjustments to reconcile net loss to net cash flows from
     operating activities:
       Depreciation                                                     218              267
       Impairment of intangibles                                          -              289
   Changes in operating assets and liabilities:
     Accounts receivable                                                946             (246)
     Inventories                                                        837             (203)
     Prepaid expenses and other current assets                           11              (27)
     Intangible pension asset                                            52               52
     Accounts payable and accrued liabilities                          (281)             725
     Noncurrent pension benefits payable                                (34)             (92)
     Other noncurrent liabilities                                        33              (43)
                                                                    -------          -------
         Net cash flows from operating activities                       580             (295)
                                                                    -------          -------

Cash flows from investing activities:
   Purchases of property, plant and equipment                           (30)            (250)
                                                                    -------          -------

Cash flows from financing activities:
   Retirement of common stock                                            (4)               -
   Net change in cash overdraft                                        (282)              85
   Net change in notes payable                                           18              460
                                                                    -------          -------
         Net cash flows from financing activities                      (268)             545
                                                                    -------          -------

         Net change in cash                                             282                -

Cash at beginning of year                                                 -                -
                                                                    -------          -------

Cash at end of year                                                 $   282          $     -
                                                                    =======          =======


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

   Cash paid during the year for:
     Interest                                                       $   174          $   222
                                                                    =======          =======

     Income tax                                                     $     -          $     -
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

1.       SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

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

       Shipping and Handling Costs

       Shipping and handling costs are included in cost of sales.


2. INVENTORIES

     Inventories consisted of the following (in thousands):



                                                                           2001                      2000
                                                                     ---------------           ---------------
         Raw materials                                               $           482           $         1,067
         Work-in-process                                                         126                       490
         Finished goods                                                          223                       163
         Reserve for obsolescence and shrinkage                                 (110)                     (162)
                                                                     ---------------           ---------------

                                                                     $           721           $         1,558
                                                                     ===============           ===============


3.  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consisted of the following (in thousands):



                                                                                                           ESTIMATED USEFUL
                                                                   2001                   2000                   LIVES
                                                           ---------------------  ---------------------   -------------------
        Land                                                 $            29        $            29                -
        Buildings                                                        917                    908             5  - 40
        Machinery and equipment                                        3,861                  3,848             3  - 10
        Furniture and equipment                                        1,408                  1,402             5  - 10
                                                             ---------------        ---------------

                                                             $         6,215        $         6,187
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


5.  INCOME TAXES

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 2001 and 2000, are as follows (in thousands):



                                                   2001        2000
                                                  -------    -------
           Deferred tax assets:
             Net operating loss carryforwards     $ 4,377    $ 4,011
             Tax credit carryforwards                   -        317
             Pension costs                            126        102
             Product liability accrual                 85         72
             Accrued compensation and vacations         7         22
             Warranty accrual                          87         39
             Inventories                               51         86
             Other - net                               29         37
                                                  -------    -------

                 Total deferred tax assets          4,762      4,686
                 Deferred tax liabilities               -        (16)
                                                  -------    -------

                 Net deferred tax asset             4,762      4,670
                 Valuation allowance               (4,762)    (4,670)
                                                  -------    -------

                                                  $     -    $     -
                                                  =======    =======






(Continued)

                                  CRAMER, INC.

                          NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2001 AND 2000


5. INCOME TAXES (CONTINUED)

     A reconciliation of the income tax provision (benefit) to the amounts computed at the federal statutory rate is as follows (in thousands):



                                                                       2001     2000
                                                                      ------   ------
             Tax benefit provision (benefit) at statutory rate        $(409)   $(333)
             State income taxes, net of federal taxes                   (60)     (45)
             Changes in valuation  reserve  related to  utilization
               or generation of tax credits and net operating  loss
               carryforwards                                            466      381
             Other                                                        3       (3)
                                                                      -----    -----

                                                                      $   -    $   -
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

         Net pension costs included the following components (in thousands):


                                                                       2001    2000
                                                                      ------  ------
               Service cost - benefits earned during the period        $  -    $  -
               Interest cost on projected benefit obligation             52      58
               Expected return on plan assets                           (38)    (43)
               Net amortization and deferral                             69      59
                                                                       ----    ----

                   Total pension costs                                 $ 83    $ 74
                                                                       ====    ====






(Continued)

                                  CRAMER, INC.

                          NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2001 AND 2000


6. BENEFIT PLANS (CONTINUED)

         Defined Benefit Plan (Continued)

         Net regular periodic pension cost was calculated using the following assumptions:

                                         2001        2000
                                        ------      ------
Weighted Average Discount Rate            7.0%       7.5%
Expected Long-Term Rate of Return         8.0%       8.0%

         The plan's funded status as of December 31, 2001 and 2000, is summarized below (in thousands):

                                                                                2001                  2000
                                                                         -----------------     -----------------
            Actuarial present value of projected benefit obligation       $          (705)      $          (781)
            Plan assets at fair value                                                 379                   465
            Remaining unrecognized net transition obligation                            4                    56
            Unrecognized net loss                                                     348                   304
            Adjustment required to recognize minimum liability                       (352)                 (360)
                                                                          ---------------       ---------------

                  Net pension liability recognized                        $          (326)      $          (316)
                                                                          ===============       ===============

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

         The fair value of plan assets changed in 2001 and 2000, as follows (in thousands):

                                                                                  2001                     2000
                                                                          -------------------      -------------------
            Fair value of plan assets, beginning of year                    $           465          $           503
            Contributions                                                                65                      114
            Benefit payments                                                            (88)                    (100)
            Investment return, net of investment expenses                               (63)                     (52)
                                                                            ---------------          ---------------

                  Fair value of plan assets, end of year                    $           379          $           465
                                                                            ===============          ===============

         The projected benefit obligation in 2001 and 2000, as follows (in thousands):

                                                                                  2001                     2000
                                                                          -------------------      -------------------
            Projected benefit obligation, beginning of year                 $          (781)         $          (805)
            Interest costs                                                              (52)                     (58)
            Benefits paid                                                                88                      100
            Actuarial gains and (losses)                                                 40                      (18)
                                                                            ---------------          ---------------

                  Projected benefit obligation, end of year                 $          (705)         $          (781)
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

     At December 31, 2001, unless specific information pertaining to the case indicated otherwise, a specific reserve for each case was accrued for based on historical case cost not exceeding the deductible, less costs incurred to date. The Company recorded a specific case reserve of $105,000 at December 31, 2001. In addition to reserves for specific cases, the Company estimates its exposure for unasserted claims and records additional reserves using claims history as well as recent trend insights. The Company recorded a reserve for unasserted claims of $113,000 at December 31, 2001. Although the Company's claims history has stabilized in recent years, the Company cannot be certain that future claims experience will be consistent with historical claims experience. An increase in the frequency or average cost of future claims could increase the Company's exposure to product liability expense. However, the maximum total legal defense and settlement costs for each claim is limited to the $50,000 deductible. The Company has recorded an aggregate accrual for product liability claims, including reserves for specific claims and unasserted claims, of $218,000 at December 31, 2001, and $185,000 at December 31, 2000. Management believes the outcome of these




(Continued)

                                  CRAMER, INC.

                          NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2001 AND 2000





     claims will not have a material adverse effect on the Company's financial position or results of operations.

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


13.  SIGNIFICANT ITEMS AFFECTING FOURTH QUARTER

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


--------------------------------------------------------------------------------
JAMES R. ZICARELLI                                           DIRECTOR SINCE 1992
--------------------------------------------------------------------------------


James R. Zicarelli, 50, is President of Rotherwood Ventures, LLC ("Rotherwood"), a Minnesota holding company and majority shareholder of your Company. He owns a 6% interest in Rotherwood. Mr. Zicarelli serves as CEO of Sagebrush Corporation, a library services and publishing company affiliated with Rotherwood. Previously, he served as CEO of Cramer, Inc. (1995 to 2001); CEO of Pacer Corporation (1992 to 2001), an affiliate of Rotherwood; CFO of GV Medical, Inc. (1983 to 1990); and Division Controller of National Computer Systems (1974 to
1983). He holds a B.A. from Carleton College and an MBA from The University of St. Thomas.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
DAVID E. CRANDALL                                            DIRECTOR SINCE 1992
--------------------------------------------------------------------------------
David E. Crandall, 59, is Chairman and CEO of PPA Industries, Dallas, Texas, a company he founded in 1980 and that is engaged in the manufacture of electronic enclosures, pre-fabricated wall systems and machinery packages.(1) Previously, he was Senior Vice President of Manufacturing Operations and board member of Sunshine Mining Company (1977 to 1980); Senior Vice President, Finance for the Great Western Sugar Company (1974 to 1977); and various positions with Electronic Data Systems and Citibank on Wall Street (1971 to 1974). Mr. Crandall served 3-1/2 years in the U.S. Army, during which time he computerized the Admissions System at West Point Academy. He served ten years on the Board of Trustees at St. Mark's School of Texas. He holds a B.A. from The University of Kansas and an MBA from The University of Missouri at Kansas City.

--------------------------------------------------------------------------------


(1)PPA Industries filed for reorganization under the Bankruptcy Code in February 2000. The case was subsequently dismissed.

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

Audit Committee We have elected to apply Rule 4200(a)(15) of the NASDAQ listing standards ("NASDAQ Rule 4200(a)(15)") to determine whether the members of the Audit Committee are "independent." Management believes Mr. Crandall is "independent" as defined by NASDAQ Rule 4200(a)(15). In light of Mr. Zicarelli's status as President of Rotherwood, his 6% ownership interest in Rotherwood, his affiliation with other Rotherwood entities, and his prior service as CEO of Cramer, Mr. Zicarelli is not deemed "independent" as defined by that Rule. Nevertheless, the Board has determined that Mr. Zicarelli's service on the Audit Committee is in the best interest of our shareholders in light of the current size of the Board, the limited size and resources of the Company, the Board's determination to minimize administrative expenses, the difficulty of recruiting additional independent directors to serve on the Board and the value which Mr. Zicarelli's financial expertise and judgment add to the Audit Committee. See
Item 12- "Certain Relationships and Related Transactions").

The Audit Committee assists the Company in fulfilling its responsibility for our accounting and financial reporting practices and our annual audited financial statements. As part of these duties, the Audit Committee:

         - recommends the independent accounting firm to be retained each year

         - reviews the audit and non-audit activities of the independent accountants and our internal accounting staff

         - reviews the scope and results of the quarterly unaudited financial statements and the audit of our annual financial statements and any auditor recommendations regarding the quarterly and annual financial statements and our accounting practices

         - evaluates the independence of the accountants from the Company and its management

Compensation Committee

The Compensation Committee establishes the compensation for executive officers and approves and administers the Company's executive compensation programs.

Committee Meetings

The Audit Committee and Compensation Committee did not meet separately from the Board in 2001.

                                    OFFICERS

Nicholas Christianson, 31, was appointed Interim Chief Financial Officer on April 1, 2002, and was appointed Acting President and Chief Executive Officer and Acting Secretary on September 3, 2002. Gregory Coward served as President and Chief Executive Officer of Cramer from January 24, 2001 until September 3, 2002. Mr. Coward was an officer of Rotherwood during his tenure as the Company's President and Chief Executive Officer. He was compensated by Rotherwood and did not receive any compensation from the Company for serving as President and CEO. Mr. Coward was retained by Cramer's Board of Directors to conduct a thorough review of the Company's operations and implement a turnaround plan with the intention of achieving positive cash flow and returning the Company to profitability. Mr. Coward's assignment concluded upon completing that review and putting in place the major components of the turnaround plan. Mr. Christianson is employed by an affiliate of Rotherwood and performs his duties at Cramer on a part-time basis. Rotherwood intends to name a permanent CEO of the Company upon completion of the Going Private Transaction. Mr. Christianson served as CFO of two application service providers, MetaFarms, Inc. and Scout Information Services, from 1997 to 2001. He participated in the development and spin-off of several Internet based start-up ventures at Scout and helped MetaFarms launch its operations. Prior to his position at Scout, Mr. Christianson was an auditor at PriceWaterhouse Coopers. Mr. Christianson is a licensed CPA.

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

ITEM 10. EXECUTIVE COMPENSATION -

DESCRIPTION OF COMPENSATION ARRANGEMENTS

Gregory Coward was compensated by Rotherwood and did not receive any compensation from the Company for serving as President and Chief Executive Officer. Mr. Coward's compensation from Rotherwood was not specifically related to Cramer's performance. Rotherwood has charged Cramer a monthly fee as compensation for making Mr. Coward's services available to the Company, which will be payable through December 31, 2002. Rotherwood charged fees to the Company for Mr. Coward's services and related travel expenses of $103,900 in 2001. Cramer paid $48,000 of these fees during 2001 and recorded the balance due of $55,900 as an accrued liability in the December 31, 2001 financial statements.

Mr. Christianson is compensated by a Rotherwood affiliate and does not receive any compensation from the Company for serving as Interim Chief Financial Officer or Acting President and Chief Executive Officer or Acting Secretary. Mr. Christianson's compensation from the Rotherwood affiliate is not related to Cramer's performance. Rotherwood charges Cramer a fee as compensation for making Mr. Christianson's services available to the Company, based upon the amount of time spent by him on the Company's business. Rotherwood has charged fees to the Company for Mr. Christianson's services in the amount of $43,200 for the period from April 1-September 30, 2002.


James R. Zicarelli served as CEO of Cramer until the appointment of Mr. Coward on January 24, 2001. Mr. Zicarelli is President of Rotherwood and did not receive any compensation from the Company for serving as CEO. Mr. Zicarelli's compensation from Rotherwood was not specifically related to Cramer's performance or the time spent by him in Cramer management. Cramer was not charged by Rotherwood for Mr. Zicarelli's services during 2001.

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



                  ------------------------------ ------------------- ----------------------------------------
                           NAME AND                                            ANNUAL COMPENSATION
                           PRINCIPAL                                 ----------------------------------------
                           POSITION                     YEAR              SALARY ($)           BONUS ($)
                              (a)                       (b)                  (c)                 (d)
                  ------------------------------ ------------------- -------------------- -------------------
                  ROBERT KOVACH(1)                      2001               $23,138                $0
                  President and COO
                                                 ------------------- -------------------- -------------------
                                                        2000              $128,000                $0
                                                 ------------------- -------------------- -------------------
                                                        1999              $124,676             $12,000
                  ------------------------------ ------------------- -------------------- -------------------
                  JEFFREY MYER(2)                       2001               $47,855                $0
                  Vice President, Sales
                  and Marketing
                                                 ------------------- -------------------- -------------------
                                                        2000              $111,592             $10,000
                                                 ------------------- -------------------- -------------------
                                                        1999              $107,945              $5,000
                  ------------------------------ ------------------- -------------------- -------------------

(1)  Mr. Kovach was terminated in January 2001
(2)  Mr. Myer was terminated in March 2001

HOW ARE DIRECTORS COMPENSATED?

The Company's policy is to pay each director who is not an employee of Cramer or Rotherwood $1,000 for each Board meeting attended and to reimburse his expenses related to the meeting. However, Mr Crandall declined to accept any fees or reimbursed expenses for Board meetings held in 2001.


ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT -


Except as set forth below, we know of no single person or group that is the beneficial owner of more than 5% of the Company's outstanding stock:



                                                                AMOUNT AND NATURE OF BENEFICIAL         PERCENT OF
           NAME AND ADDRESS OF BENEFICIAL OWNER                          OWNERSHIP (1)                   CLASS (6)
-----------------------------------------------------------    ----------------------------------    -----------------
Rotherwood Ventures LLC                                               2,083,212(2)(3)                      51.6%
301 Carlson Parkway
Minnetonka, Minnesota 55305
James R. Zicarelli(2)(3)(4)                                           2,083,212(2)(3)(5)                   51.6%
301 Carlson Parkway
Minnetonka, Minnesota  55305


(1)      Based solely on disclosures made in Schedule 13D filed with the SEC.
(2) Mr. Zicarelli and the Chairman of Rotherwood have shared voting and investment power over the shares. Mr. Zicarelli may also be deemed to have an indirect beneficial ownership of such shares to the extent of his 6% ownership interest in Rotherwood.
(3) The Company is obligated to pay Rotherwood a fee in exchange for Rotherwood's provision of a $2,000,000 letter of credit/securities pledge in support of the Company's bank line of credit. The fee is equal to 2% per quarter of the letter of credit/pledge amount ($40,000 per quarter) and is payable in shares of common stock at the rate of $0.05 per share (800,000 shares per quarter). After the issuance of common stock to Rotherwood for guaranty fees earned by Rotherwood in the fourth quarter of 2001 and the first two quarters of 2002, Rotherwood will own 4,483,212 shares of common stock, or 69.6% of the total outstanding shares.

(4) Except as described in footnote 3 above, no Rotherwood Entity has acquired any shares of common stock of the Company during the last two years.
(5)      Includes the 2,083,212 shares held by Rotherwood.
(6)      Percentage based on common and common equivalent shares.

This table shows as of December 31, 2001 the number of our shares beneficially owned by the directors and officers of the Company and by the directors and officers as a group. All information regarding beneficial ownership was furnished by the persons listed below.


---------------------------------------- -------------------------------------- --------------------------------------
                                                 AMOUNT AND NATURE OF                     PERCENT OF SHARES
       NAME OF BENEFICIAL OWNER                  BENEFICIAL OWNERSHIP                       OUTSTANDING(4)
---------------------------------------- -------------------------------------- --------------------------------------
     James R. Zicarelli(1)                            2,083,212(2)                              51.6%
---------------------------------------- -------------------------------------- --------------------------------------
     David E. Crandall                                 125,341(3)                                3.1%
---------------------------------------- -------------------------------------- --------------------------------------
     Nicholas Christianson                                 0                                     0%
---------------------------------------- -------------------------------------- --------------------------------------
     All officers and directors
     as a group (3 persons)                            2,208,553                                54.7%
---------------------------------------- -------------------------------------- --------------------------------------

(1) Includes the 2,083,212 shares held by Rotherwood. Mr. Zicarelli is President and a 6% owner of Rotherwood. Pursuant to Rule 13d-3 of the SEC, the 2,083,212 shares held by Rotherwood and the additional shares issuable to Rotherwood as described in footnote 3 of the previous table may be attributed to Mr. Zicarelli because of his shared voting and investment power over those shares and his 6% ownership interest in Rotherwood.
(2) Mr. Zicarelli shares voting and investment power over the shares with Rotherwood's Chairman.
(3)  Sole voting and investment power.
(4)  Percentage based on common and common equivalent shares


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS -

By virtue of its 51.6% ownership of the Company's common stock, Rotherwood controls the Company and may be deemed a "parent" of the Company.

Rotherwood is a majority-owned subsidiary of Rotherwood Investments, LLC ("Rotherwood Investments"). By virtue of its control of Rotherwood, Rotherwood Investments also controls the Company and may be deemed a "parent" of the Company.

James R. Zicarelli, Chairman of Cramer's Board of Directors, served as Cramer's CEO until Mr. Coward was appointed to that position in January 2001. Mr. Zicarelli is President of Rotherwood and owns a 6% ownership interest in Rotherwood. Mr. Zicarelli would be entitled to a portion of any dividends paid by the Company and a portion of the proceeds from any sale or liquidation of the Company after the Going Private Transaction is consummated to the extent of his 6% interest in Rotherwood.

Gregory Coward was compensated by Rotherwood and did not receive any compensation from the Company for serving as President and Chief Executive Officer. Mr. Christianson is compensated by an affiliate of Rotherwood and does not receive any compensation from the Company for serving as Interim Chief Financial Officer, Acting President and Chief Executive Officer or Acting Secretary (See "Executive Compensation" for more information regarding compensation arrangements for Mr. Coward and Mr. Christianson).

Cramer participates with Pacer Corporation, an affiliate of Rotherwood, as a co-borrower in a combined $2,320,000 credit facility with US Bank (formerly Firststar Bank). The credit facility consists of a loan in the maximum amount of $2,000,000 with interest payable monthly at the bank's prime rate and a $320,000 revolving line of credit with interest payable monthly at prime plus 2%. The Company accounts for 100% of the current borrowings under the credit facility. The credit facility has been fully drawn by the Company, and no additional funds are available for borrowing under the credit facility. The credit facility is secured by the general intangibles, inventory, accounts receivable and equipment of the Company and Pacer. The $2,000,000 loan is also secured by a pledge of $2,000,000 in securities by Rotherwood. Rotherwood is required under the terms of its collateral pledge agreement to maintain the value of the collateral at $2,000,000 and to pledge additional securities if required to meet that obligation. A default by the Company under the loan agreement would constitute a default by Rotherwood under its collateral pledge agreement. The pledge replaces a $2,000,000 letter of credit posted by Rotherwood which formerly secured the $2,000,000 loan. Among the covenants in the loan agreement is a requirement that Pacer and Cramer maintain a $500,000 minimum net worth. Cramer and Pacer are not in compliance with this net worth covenant, and are thus in default under both loans. The $320,000 line of credit has been classified as non-performing. The credit facility expired on January 27, 2002 but has been temporarily extended at periodic intervals, with the latest extension expiring on February 3, 2003. Although the loans have been extended, the bank has not given the Company a standstill agreement and could call and accelerate the loans at any time. The Company does not have sufficient assets to pay off the loans, so any such action by the bank could force the Company to declare bankruptcy, cease operations and liquidate. If the bank were to call the $2,000,000 loan and foreclose upon the collateral posted by Rotherwood, Rotherwood could succeed to the bank's position as the lender, call that loan and proceed against the Company's assets in satisfaction of the loan. The Company does not believe the lender will call the $2,000,000 loan so long as Rotherwood maintains the $2,000,000 securities pledge. The bank has requested that the Company either pay off the $320,000 revolving credit line or provide additional collateral in the form of a guaranty or additional security by February 3, 2003.

In exchange for Rotherwood's financial accommodations to the Company, without which the Company could not have obtained the $2,000,000 loan and the $2,000,000 loan would probably be called, the Company has agreed to pay Rotherwood a quarterly fee of 2% of the letter of credit/pledge amount ($40,000 per quarter), to be paid in shares of common stock. The Company is seeking to amend its Articles to increase its authorized common stock to enable the Company to pay this fee in common stock beyond the first quarter of 2002. The Company also seeks to increase its authorized common stock for the purpose of issuing common stock to Rotherwood in the proposed $900,000 investment transaction (see Item III - "Issuance of Common Stock to Rotherwood for Cash and Subsequent 'Going Private' Transaction"). It is expected that approximately $800,000 from this investment would be used to reduce the principal balance of the loan(s), with approximately $100,000 used to pay a portion of the Company's cost of relocating to a new facility.

Rotherwood has advised the Company that it does not wish to keep the $2,000,000 securities pledge in place indefinitely. Rotherwood is not contractually obligated to the Company to maintain the securities pledge for any given period of time.

The loan agreement provides that the bank may declare a default and call and accelerate the loans if there is a material adverse change in the business, properties, financial condition or affairs of Cramer, Pacer or Rotherwood. The bank also has the right to call the loans if the bank in good faith deems itself "insecure." In light of these provisions in the loan agreement (the "MAC/Insecurity Clause") and the Company's financial condition, declining sales and history of losses, the bank could call the loans at any time even if Cramer is current on its debt service obligations and Cramer and Pacer have not violated any other provisions of the loan documents.

If Rotherwood makes the proposed equity investment in the Company, the Company would become a 90% subsidiary of Rotherwood, permitting Rotherwood to effect a short-form merger of the Company into Rotherwood without the approval of the Public Shareholders. The Public Shareholders would receive $0.05 per share in cash in the Merger, subject to proper exercise of their appraisal rights under Kansas law. Following completion of the Merger, Rotherwood intends to take the Company "private" by terminating its status as a reporting company under the Exchange Act.

From 1995 through December 31, 2001, Cramer paid fees to Rotherwood for management services, including those provided by Mr. Zicarelli and Mr. Coward. These fees totaled $103,900 (including expense reimbursements) in 2001 and $28,000 in 2000. The Company recorded a total accrual of $101,000 at December 31, 2001 for amounts owed to Rotherwood, including the unpaid portion of management services fees, fourth quarter 2001 letter of credit/pledge fees and amounts related to tax preparation fees paid by Rotherwood. Management believes the amounts paid and accrued for the services provided by Rotherwood were no less favorable than those that would be charged by third parties for comparable services.

The Company has incurred substantial expenses in connection with its relocation to a smaller, more efficient facility. The Company has not had sufficient cash to pay those expenses. Rotherwood intends to advance approximately $100,000 to enable the Company to pay the relocation expenses. Upon consummation of the 18 million-share purchase by Rotherwood, the advance will be credited against the $900,000 purchase price for the shares.



ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) None


ITEM 14. CONTROLS AND PROCEDURES

Nicholas Christianson, the Company's Acting President and Chief Executive Officer and Interim Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act) as of a date within 90 days prior to filing of this Amendment 2 to the Company's annual report on Form 10-KSB/A for the year ended December 31, 2001. Based on the evaluation, Mr. Christianson concluded that the Company's disclosure controls and procedures were effective to ensure that the information required to be disclosed in this Amendment 2 was recorded, processed, summarized and reported in accordance with the SEC's rules and forms and that such information was accumulated and communicated to the Company's management, including Mr. Christianson as appropriate to allow timely decisions regarding disclosure. Subsequent to the date of the evaluation, there were no significant changes or significant deficiencies in the design or operation of the Company's internal controls or material weaknesses in the Company's internal controls or other factors that could significantly affect internal controls.

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, as duly authorized.

                                CRAMER, INC.



10/10/02          /s/ Nicholas M. Christianson
                  ----------------------------
                  Acting Chief Executive Officer, Secretary and
                  Chief Financial Officer
                  (Principal Executive Officer and Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.



10/10/02          /s/ James R. Zicarelli
                  -----------------------------
                  James R. Zicarelli
                  Director



10/10/02          /s/ David E. Crandall
                  -----------------------------
                  David E. Crandall
                  Director

         CERTIFICATION OF ACTING PRESIDENT AND CHIEF EXECUTIVE OFFICER
                      AND INTERIM CHIEF FINANCIAL OFFICER
               PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT
                        AND SEC RULES 13a-14 AND 15d-14

I, Nicholas Christianson, Acting President and Chief Executive Officer and Interim Chief Financial Officer of Cramer, Inc. (the "registrant") certify that:

     1. I have reviewed this Amendment 2 to the annual report on Form 10-KSB of Cramer, Inc. for the year ended December 31, 2001;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

               a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this amended annual report is being prepared;

               b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this amended annual report (the "Evaluation Date"); and

               c) presented in this amended annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

     5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

               a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. I have indicated in this amended annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date: October 21, 2002         /s/ Nicholas Christianson
                                    --------------------------------------------
                                    Acting President and Chief Executive Officer
                                    and Interim Chief Financial Officer

         CERTIFICATION OF ACTING PRESIDENT AND CHIEF EXECUTIVE OFFICER
                AND INTERIM CHIEF FINANCIAL OFFICER PURSUANT TO
                     SECTION 906 OF THE SARBANES-OXLEY ACT

I, Nicholas Christianson, Acting President and Chief Executive Officer and Interim Chief Financial Officer of Cramer, Inc. (the "registrant") hereby certify that, to the best of my knowledge and belief:

     1. this Amendment 2 to the annual report on Form 10-KSB of Cramer, Inc. for the year ended December 31, 2001 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. the information contained in this annual report fairly represents, in all material respects, the financial condition and results of operations of the registrant for and as of the end of such year.

                                        By /s/ Nicholas Christianson
                                           -------------------------------------
                                           Acting President and Chief Executive
                                           Officer and Interim Chief Financial
                                           Officer

Date: October 21, 2002