Form 10QSB
period 2002-09-30
CRAMER INC
filed 2002-11-21
CIK 319497

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              450 Fifth Street, NW
                             Washington, D.C. 20549

                                   FORM 10-QSB



(Mark One)
/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                          For the quarterly period ended 9/30/02

/ /     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                         For the transition period from __________ to___________

                                                  Commission file number 2-69336



                                  CRAMER, INC.

A Kansas Corporation                             IRS Employment I.D. #48-0638707
1222 Quebec Street
North Kansas City,  Missouri  64116                 Telephone No. (816) 471-4433

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes / / No /X/ (The issuer's annual report on Form 10-KSB for the year ended December 31, 2000 and the issuer's quarterly report on Form 10-QSB for the quarter ended April 1, 2001 were filed late.)

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,039,607 shares of common stock, no par value as of October 31, 2002.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                  CRAMER, INC.
                                  BALANCE SHEET
                    (Amounts in Thousands, Except Share Data)


ASSETS
                                                                                  9/30/02        12/31/01
                                                                                (unaudited)
                                                                                -----------      --------
Current assets:
     Cash                                                                         $    58         $   282
     Accounts receivable, net of allowance of $30                                     932             563
     Inventories, net of allowance of $105                                            954             721
     Prepaid expenses and other current assets                                        175             325
                                                                                  -------         -------
              Total current assets                                                  2,119           1,891

Property, plant and equipment
     At cost                                                                        6,443           6,215
     Accumulated depreciation                                                      (5,701)         (5,585)
                                                                                  -------         -------
                                                                                      742             630
Other assets:
     Intangible pension asset                                                           0               4
                                                                                  -------         -------

              Total Assets                                                        $ 2,861         $ 2,525
                                                                                 ========         =======

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
     Note payable                                                                 $ 2,320         $ 2,320
     Accounts payable                                                                 634             485
     Accounts payable- related party                                                  183             101
     Accrued liabilities                                                              865             769
                                                                                  -------         -------
              Total current liabilities                                             4,003           3,675

Noncurrent liabilities:
     Pension benefits payable                                                         263             326
     Other                                                                            205             218
                                                                                  -------         -------
              Total noncurrent liabilities                                            468             544

Stockholders' Equity (Deficit):
     Common stock, no par value; authorized, 6,000,000 shares; issued and outstanding 4,039,607 shares at September 30, 2002
         and 4,041,400 at December 31, 2001                                         3,820           3,820
     Accumulated deficit                                                           (5,078)         (5,166)
                                                                                  -------         -------
                                                                                   (1,258)         (1,346)
     Minimum pension liability adjustment                                            (352)           (348)
                                                                                  -------         -------
              Net stockholders' equity (deficit)                                   (1,610)         (1,694)
                                                                                  -------         -------

              Total Liabilities and Stockholders' Equity (Deficit)                $ 2,861         $ 2,525
                                                                                  =======         =======



                   See Notes to Condensed Financial Statements

                                  CRAMER, INC.
                            STATEMENTS OF OPERATIONS
                                    UNAUDITED
                  (Amounts in Thousands, Except Per Share Data)

                                                                           QUARTER ENDED                   NINE MONTHS ENDED
                                                                    9/30/02             9/30/01        9/30/02           9/30/01
                                                                   ----------        ----------       ----------        ----------
Net sales                                                          $    2,344        $    2,628       $    6,594        $    8,445
Cost of sales                                                           1,620             1,888            4,417             6,291
                                                                   ----------        ----------       ----------        ----------
              Gross profit                                                724               740            2,177             2,154

Operating expenses:
     Selling expenses                                                     305               435            1,020             1,499
     General and administrative                                           368               337            1,008               980
                                                                   ----------        ----------       ----------        ----------
              Total operating expenses                                    673               772            2,028             2,479
                                                                   ----------        ----------       ----------        ----------
              Income (loss) from operations                                51               (32)             149              (325)

Other income (expense):
     Interest expense, net                                                (33)              (48)             (91)             (147)
     Other, net                                                            22               (17)              29               (56)
                                                                   ----------        -----------      ----------        -----------
              Total other income (expense)                                (11)              (65)             (62)             (203)
                                                                   ----------        ----------       -----------       ----------

Income (loss) before income taxes                                          40               (97)              87              (528)
Income tax expense (benefit)                                                0                 0                0                 0
                                                                   ----------        ----------       ----------        ----------

Net income (loss)                                                  $       40        $      (97)      $       87          $   (528)
                                                                   ==========        ==========       ==========        ==========

     Net income (loss) per share based on weighted
         average number of common equivalent
         shares outstanding                                        $     0.01        $    (0.02)            0.02        $    (0.13)

     Weighted Average Common Equivalent
         Shares Outstanding          Basic                          4,039,607         4,041,400        4,040,802         4,041,400
                                   Diluted                          4,039,607         4,041,400        4,040,802         4,041,400


There is no difference between Net Income (Loss) and Total Comprehensive Income
(Loss) for the quarter or nine-month periods ending September 30, 2002 and September 30, 2001.

These interim financial statements contain all adjustments required for them to be comparable to the annual financial statements issued on Form 10-KSB. See Note 2 to the Condensed Financial Statements.



                   See Notes to Condensed Financial Statements

                                  CRAMER, INC.
                            STATEMENTS OF CASH FLOWS
                                    UNAUDITED
                             (Amounts in Thousands)

                                                                                             Nine Months Ended
                                                                                          9/30/02        9/30/01
                                                                                          -------        -------
Cash flows from operating activities:
     Net income (loss)                                                                     $   87         $ (528)
     Adjustments to reconcile net income (loss) to net cash
         flows from operating activities:
         Depreciation                                                                         117            161
         Changes in operating assets and liabilities:
              Accounts receivable                                                            (369)           322
              Inventories                                                                    (233)           628
              Prepaid expenses and other assets                                               150             31
              Intangible pension asset                                                         --             --
              Accounts payable and accrued expenses                                           328           (415)
              Other noncurrent liabilities                                                    (76)           (19)
                                                                                           ------         ------

                      Net cash flows from operating activities                                  4            180
                                                                                           ------         ------
Cash flows from investing activities:
     Capital expenditures                                                                    (228)           (28)
                                                                                           ------         ------

                      Net cash flows from investing activities                               (228)            (28)
                                                                                           ------         ------
Cash flows from financing activities:
     Net change in notes payable                                                                0             12
     Retirement of common stock                                                                 0             (5)
                                                                                           ------         ------

                      Net cash flows from financing activities                                  0              7
                                                                                           ------         ------

Net increase (decrease) in cash                                                              (224)           159
Cash at beginning of year                                                                     282              0
                                                                                           ------         ------

Cash at end of quarter                                                                     $   58         $  159
                                                                                           ======         ======
Supplemental disclosures:
     Cash paid during the period for:
         Interest                                                                          $   91         $  147
                                                                                           ======         ======
         Income tax                                                                        $    0         $    0
                                                                                           ======         ======


                   See Notes to Condensed Financial Statements

                                  CRAMER, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.  Interim Financial Statements

The condensed interim financial statements included herein have been prepared by Cramer, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). The financial statements reflect adjustments of a normal recurring nature that are, in the opinion of management, necessary to present fairly such information. Although the Company believes that the disclosures are adequate to make the interim information presented not misleading, certain information and footnote disclosures, including significant accounting policies, normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These interim financial statements should be read in conjunction with the financial statements and the notes thereto included in the Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 2001 filed by the Company with the Commission on October 22, 2002, as amended, and incorporated by reference herein. Quarterly operating results may vary significantly and are not necessarily indicative of the results for the full year or any future period.

2.  Restatement of Accrued Loan Guaranty Expense

The Company accrued a loan guarantee expense of $40,000 for the fourth quarter of 2001 and $40,000 in each of the first and second quarters of 2002 (aggregating $120,000). The Company has since determined that the loan guarantee expense should have been accrued at $8,000 per quarter (aggregating $24,000) and intends to file amendments to its 2001 Form 10-KSB/A and first and second quarter 10-QSB's for the purpose of restating its earnings (loss) for the affected periods to take such revised expense accrual into account (see Item 2 -- "Management's Discussion and Analysis").

3.  Legal Proceedings

The Company is a defendant in several lawsuits relating to product liability claims arising from accidents allegedly occurring in connection with the use of its products. The claims are covered by insurance and are being defended by the Company's independent counsel or by counsel assigned by the Company's insurance carriers. One such claim, which had previously been outstanding, alleged damages of $375,000. This claim has been settled and is no longer pending. The Company has included a more complete discussion of product liability claims and related accruals in Part II, Item 1 "Legal Proceedings" below.

The Company believes its products are safe and reliable when assembled, used and maintained in a reasonable manner, and believes it adequately reserves against its reasonably likely exposure under these claims based upon past experience.

4.  Use of Estimates

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

The Company offers product warranties with terms of up to fifteen years. The majority of the Company's warranty claims relate to failed seating parts. The Company estimates its accrual for future warranty costs based on durability testing, engineering studies, actual costs incurred in prior years and historical sales data. The warranty accrual remained at $213,000 as of September 30, 2002. Warranty claims experience was consistent in the third quarter of 2002 and the underlying warranty accrual assumptions did not change.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS


         RESULTS OF OPERATIONS

         Quarter ended September 30, 2002, compared to the quarter ended September 30, 2001:

         Sales for the third quarter were $2,344,000, a decrease of 11% from 2001 third quarter sales of $2,628,000. The recent recession and related reductions in capital expenditures by potential customers resulted in a decline in seating sales of over $220,000. According to industry sources, the furniture industry as a whole has experienced a downturn in sales over the past twelve months. Utility sales declined approximately $70,000, due to the discontinuation of a ladder product and lower Kik-Step sales. The decline in Kik-Step sales can be attributed to the overall weakness in catalog sales in 2002 compared to 2001.

         Gross margins decreased from $740,000 in the third quarter of 2001 to $724,000 in the third quarter of 2002, but the gross margin percentage increased from 28% of sales in the third quarter of 2001 to 31% of sales in the third quarter of 2002. Increased margins as a percent of sales were the combined result of lower material costs and significant overhead reductions. These overhead reductions included a decrease in utilities, indirect labor and maintenance costs, due in part to increased outsourcing of the manufacture of certain products in 2002.

         Selling expenses decreased from $435,000 in the third quarter of 2001 to $305,000 in the third quarter of 2002, a reduction of approximately $130,000. A decrease in commissions and catalog program costs due to lower sales contributed to approximately $25,000 of the decline. The remaining decrease was related primarily to staff reductions and lower travel costs.

         General and administrative expenses increased $31,000 to $368,000 during the third quarter of 2002, compared to $337,000 in the third quarter of 2001. The increase in G&A was the combined effect of costs associated with the Company's September 2002 facilities relocation and higher legal costs. The increase in legal costs was primarily associated with filing an amended Form 10-KSB for 2001 and the proposed going private transaction referred to in "Financial Condition, Liquidity and Capital Resources" below. The Company incurred $27,000 of moving expenses in the third quarter of 2002.

         Interest expense totaled $33,000 in the third quarter of 2002, compared to $48,000 in the comparable period last year. This reduction was the result of lower interest rates in 2002.

         The Company had net income before tax of $40,000 in the third quarter of 2002, compared to a loss of $97,000 in the third quarter of 2001. Operating results improved, despite declining sales, due to reductions in overhead and improved margins.

         Nine months ended September 30, 2002, compared to the nine months ended September 30 2001:

         Sales for the first nine months of 2002 were $6,594,000, a decrease of 22% from $8,445,000 in the first nine months of 2001. The majority of the decline related to reduced seating sales, particularly in the first quarter of 2002. According to industry sources, the recent recession and related reductions in capital expenditures have resulted in a significant sales decline across the industry. In addition, the seating business is highly competitive. Ladder sales experienced a modest decline due to weakening catalog performance. Kik-Step sales increased by approximately $111,000 in the first nine months of 2002, compared to the same period in 2001, reflecting the continued strength of this product and its strong brand recognition. However, Kik-Step sales in the third quarter of 2002 were lower than the comparable period in 2001 as discussed above.

         Gross margins increased from $2,154,000, or 26% of sales, in the first nine months of 2001 to $2,177,000, or 33% of sales, in the first nine months of 2002. Lower material costs and significant overhead reductions resulted in an increase in margins in each of the first three quarters of 2002, compared to 2001. The overhead reductions included a decrease in utilities, indirect labor, supplies and maintenance, due in part to increased outsourcing of the manufacture of certain products in 2002. The Company also focused on streamlining production processes, which contributed to the decrease in indirect labor.

         Selling expenses decreased from $1,499,000 in the first nine months of 2001 to $1,020,000 in the first nine months of 2002, a reduction of approximately $470,000. The decrease in selling costs can be attributed to a decline in commissions and catalog program costs as a result of lower sales, in addition to staff reductions and lower travel costs. Selling expenses were lower in each of the first three quarters of 2002 compared to the prior year.

         General and administrative expenses increased from $980,000 in the first nine months of 2001 to $1,008,000 in the first nine months of 2002, an increase of $28,000. Accrued fees related to Rotherwood's provision of a securities pledge as security for the Company's $2,000,000 bank loan contributed to the increase. These accrued pledge fees totaled $24,000 in the first nine months of 2002 and were not in effect during the first nine months of 2001. Rotherwood has agreed to accept common stock in payment of these fees. (See Note 2 to the Condensed Financial Statements, and "Financial Condition, Liquidity and Capital Resources" below). An increase in legal fees during the first nine months of 2002 was offset in part by reduced labor costs. In addition, the Company incurred $27,000 in moving expenses associated with its relocation to a new facility in September 2002.

         Interest expense totaled $91,000 in the first six months of 2002, compared to

         $147,000 in the comparable period last year. This reduction was the result of lower interest rates in 2002.

         The Company had a net profit before tax of $87,000 in the first nine months of 2002, compared to a loss of $528,000 in the first nine months of 2001. Profitability improved, despite declining sales, due to reductions in overhead and improved margins.


         FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         Cash flow activity for the first nine months of 2002 is presented in the Statement of Cash Flows. During the first nine months of 2002, the Company used $224,000 in cash from its operating activities.

         Accounts receivable totaled $932,000 at September 30, 2002 compared to $563,000 at December 31, 2001. The increase was a result of higher sales in September 2002 compared to December 2001.

         Inventories increased from $721,000 at December 31, 2001 to $954,000 at September 30, 2002, a 32% increase. This increase related to several large seating orders that were in production as of September 30, 2002 and a build up of ladder inventory associated with the transition to outsourced manufacturing.

         Accounts payable increased by $149,000 from December 31, 2001 to September 30, 2002. An increase in inventories in connection with several large production orders mentioned above contributed to the increase in accounts payable, as well as an overall increase in production in September 2002 compared to December 2001.

         Accrued liabilities increased by $96,000 from December 31, 2001 to September 30, 2002. This increase was due primarily to an accrual at September 30, 2002 associated with the build-out of the new production facility and related equipment purchases of over $150,000. The majority of such costs had been paid as of November 20, 2002 (see additional discussion below).

         Accounts payable, related party increased from $101,000 at December 31, 2001 to $183,000 at September 30, 2002. This increase was the result of accrued loan guarantee fees aggregating $24,000 payable to Rotherwood for the first three quarters of 2002, in addition to fees charged by Rotherwood for the services of Greg Coward, the Company's former CEO, who was not compensated directly by the Company, and Nick Christianson, the Company's Acting CEO and Interim CFO, who is not compensated directly by the Company.

         Capital expenditures of $228,000 during the third quarter of 2002 related primarily to leasehold improvements at the new 34,000 square foot production facility and offices, along with the purchase of additional equipment associated with the transition to the new, one-level production environment. The Company relocated to the new plant in September 2002. The minimum lease term is three years with the right to extend for an additional eight years. Annual rent during the initial term is $111,000/ year. The Company anticipates that relocating the business could reduce operating overhead significantly and improve production efficiency. However, there is no assurance we can sell or lease the facility that we own and previously occupied without spending significantly on renovation.

         The outstanding balance under the Company's bank line of credit remained at $2,320,000, the maximum amount allowed under the facility, throughout the third quarter of 2002. The facility consists of a $2,000,000 loan and a $320,000 line of credit. The $2,000,000 loan is secured by a pledge of $2,000,000 in securities by Rotherwood, the Company's parent. The combined credit facility is also secured by security interests in the assets of both Cramer and Pacer Corporation, a company owned by Rotherwood. Cramer and Pacer are co-borrowers on the total amount of the credit facility. In exchange for Rotherwood's financial accommodation to the Company, without which the bank would probably call the $2,000,000 loan, the Company agreed to pay Rotherwood a fee equal to 2% per quarter of the total amount of the pledge until the pledge agreement expires. Rotherwood agreed to accept 800,000 shares of common stock per quarter in payment of the guarantee fee at an agreed upon exchange value of $0.05 per share. The Company originally accrued guarantee fees of $40,000 for the fourth quarter of 2001 and $40,000 in each of the first and second quarters of 2002 based upon that exchange rate. The Company has obtained an independent appraisal which determined that the fair market value of the Company's common stock is $0.01 per share. The Company determined that the $0.05 per share exchange rate would be less dilutive to the Company's shareholders other than Rotherwood (the "Public Shareholders"), because it would result in fewer shares being issued to Rotherwood each quarter (800,000 shares) than if the shares were valued at an exchange rate of $0.01 (4,000,000 shares). The $0.05 per share exchange value was also consistent with the price per share being paid by Rotherwood for 18 million new shares of the Company, and the price being paid by Rotherwood to the Public Shareholders in a proposed cash-out merger, as described below. The Company has since determined that the guarantee fee should have been recorded on the basis of the fair market value of the consideration being paid to Rotherwood in the form of common stock ($8,000, or 800,000 shares x $0.01 per share) rather than on the basis of the exchange rate agreed to by Rotherwood ($40,000, or 800,000 shares x $0.05 per share). The effect of this accounting change is to decrease accrued expenses and decrease net loss by $32,000 for the fourth quarter of 2001 and to decrease accrued expenses and decrease net loss or increase net income, as applicable, by $32,000 in each of the first two quarters of 2002. The Company intends to amend its 2001 Form 10-KSB/A and its first and second quarter 2002 Form 10-QSB's to reflect this change in accounting treatment related to the guarantee fee.

         The Company has no additional borrowing capacity under the credit facility, and the lender has requested that the principal balance of the $320,000 line of credit either be reduced or collateralized by additional security. The Company does not believe it could obtain substitute or additional debt financing, nor is there any assurance the bank will extend the line of credit beyond the February 2003 maturity date. Rotherwood has advised the Company that it does not wish to continue the securities pledge indefinitely. The Company intends to obtain needed additional capital by selling shares of common stock to Rotherwood. Although the Company has no definitive agreement with Rotherwood, the Company is planning to sell 18 million shares of common stock to Rotherwood for cash at a purchase price of $0.05 per share. This transaction would provide $900,000 in much needed capital to the Company to reduce amounts owed under the bank credit facility and credit Rotherwood for a $125,000 advance used by the Company to pay relocation expenses. If Rotherwood makes the equity investment in the Company, Rotherwood plans to take the Company private following a short-form cash-out merger of the Company into Rotherwood. See Item 6- "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 2001 Form 10-KSB/A filed on October 22, 2002 and incorporated by reference herein for additional discussion of the credit facility and the proposed transactions with Rotherwood.

         In November 2002 the Company borrowed $125,000 from Rotherwood in the form of a demand note bearing interest at 7% to cover a portion of its relocation expenses. Rotherwood intends to convert this $125,000 demand note into common stock as part of the $900,000 proposed investment discussed above.

         Although the Company earned net income of $40,000 in the third quarter of 2002 and net income of $87,000 in the first nine months of 2002, the Company remains in a liquidity crisis, and there remains substantial doubt about the Company's ability to continue as a going concern.

         On October 3, 2002, the Company obtained an extension of the credit facility through February 3, 2003. The Company is not in compliance with the financial net worth covenant in the loan agreement governing the credit facility. For this and other reasons, the Company is unable to predict whether the bank will renew the credit facility when it matures in February 2003. If Rotherwood does not make the proposed equity investment in the Company and the Company does not reduce the principal balance of the $320,000 line of credit, the bank may not renew the line of credit and the Company could be required to seek bankruptcy protection or to cease operations.


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

         There are a number of reasons why investors should not place undue reliance on forward-looking statements. Among the risks and uncertainties that could cause the Company's actual results for future periods to differ materially from any forward-looking statements made are the following:

                * The inability of shareholders other than Rotherwood to participate in any future improvement in the Company's operations or financial condition, if the short-form merger and going private transaction are consummated
                * The Company's continuing declines in revenues, history of losses and uncertain future profitability
                * Questions about the Company's continuing viability as a going concern and management's plans to address that issue
                * Any failure of the Company's turnaround plan to achieve its objectives
                * The lack of borrowing capacity under the Company's bank credit facility
                * The possibility that the bank will not renew the Company's credit facility
                * The Company's lack of prospects for obtaining substitute or additional debt financing or any equity financing from a party other than Rotherwood
                * The possibility that the bank may call the credit facility if Rotherwood does not make the proposed investment in the Company or Rotherwood decides not to continue the securities pledge
                *      Rotherwood's intention to take the Company private
                * Fluctuations or reductions in product demand and market acceptance
                * Continued adverse conditions in the office furniture industry
                *      The level of product development by the Company
                *      Capacity and supply constraints or difficulties
                *      The effect of new laws and regulations
                *      Unexpected additional expenses or operating losses
                *      Strong competition
                * Reliance on certain vendors for key products and components
                * Deferred maintenance at the Company's owned facility from which it recently relocated, the potential need to renovate the facility in order to sell or lease it and the cost of future maintenance of that facility
                * If product and warranty liability claims exceed the amounts reserved
                *      Control by insiders


The foregoing list of risks and uncertainties is not meant to be complete.

ITEM 3.  CONTROLS AND PROCEDURES

A review and evaluation was performed by the Company's management, including the Company's Acting Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report. Based on that review and evaluation, the Acting CEO/Interim CFO has concluded that the Company's current disclosure controls and procedures, as designed and implemented, were effective. There have been no significant changes in the Company's internal controls subsequent to the date of his evaluation. There were no significant material weaknesses identified in the course of such review and evaluation and, therefore, no corrective measures were taken by the Company.


                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company is a defendant in several lawsuits relating to product liability claims arising from accidents allegedly occurring in connection with the use of its products. The claims are covered by insurance and are being defended by the Company's independent counsel or by counsel assigned by the Company's insurance carriers. These claims are subject to a $50,000 deductible. The Company maintains product liability insurance coverage with limits of $1 million per occurrence and $2 million aggregate, plus $10 million in umbrella coverage. After the Company has exhausted its deductible by paying a total of $50,000 (whether in legal fees and expenses, settlement amounts, damages awards, or any combination thereof) on any single claim, its liability insurance carrier is obligated to pay any sums owed for legal fees and expenses, settlement amounts and damages awards in excess of $50,000 for that claim. The Company has been able to offset settlement costs through amounts paid by co-defendants in certain cases historically.

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

         The Company had six open claims at December 31, 2001 and five open claims at September 30, 2002. During the third quarter of 2002, no new claims were filed against the Company. On April 22, 2002, the Company settled one of the six claims for $7,500. The total cost of legal fees and settlement costs for this claim was $49,500. The Company does not believe the remaining open claims will have materially different average results than the historical experience described above. None of the claims allege damages in excess of policy limits. One of the claimants had alleged damages of $375,000 and is discussed below. While management believes the Company has substantial defenses with respect to these claims, the ultimate outcome of such litigation cannot be predicted with certainty. Such claims are an ordinary aspect of the Company's business and industry. The Company believes its products are safe and reliable when assembled, used and maintained in a reasonable manner, and believes it adequately reserves against its reasonably likely exposure under these claims based upon past experience.

         The Company discusses each claim with its product liability counsel to determine the merits of the case and the most likely outcome. In some cases, it is too early to make that assessment. The Company determines a reserve for specific claims based on average claims history, the specific merits of the case, the amount of damages alleged, the costs incurred to date and the amount of the insurance deductible. The Company recorded a reserve for specific claims of $105,000 at December 31, 2001 and $83,000 at September 30, 2002.

         In addition to reserves for specific cases, the Company estimates its exposure for unasserted claims and records additional reserves using the claims history discussed above as well as recent trend insights. The Company had received notice of six incidents for which no claims had been asserted at December 31, 2001 and did not receive notice of any additional unasserted claims during the third quarter of 2002. The Company maintained a reserve for unasserted claims of $113,000 at December 31, 2001 and $122,000 at September 30, 2002. The underlying assumptions regarding claims history and average costs per claim did not change materially during the third quarter of 2002. Although the Company's claims history has stabilized in recent years, the Company cannot be certain that future claims experience will be consistent with historical claims experience. An increase in the frequency or average cost of future claims could increase the Company's exposure to product liability expense. However, the maximum total legal defense and settlement costs for each claim is limited to the $50,000 deductible.

         On February 25, 1998, the Company was served with a suit filed by Pauline and Daniel Robitaille in the Superior Court of Massachusetts, Norfolk County. The claim alleged damages due to personal injury in the amount of $375,000. The Company's $50,000 self-insured retention was exhausted and the Company's insurance carrier assumed defense of the claim. The Company therefore has no further financial responsibility for this claim. The case was recently settled by the carrier.

         The Company was assessed $117,500 in penalties by OSHA as a result of an inspection conducted in 2000 and signed a settlement agreement with OSHA which calls for scheduled payments totaling $23,000 through February 1, 2004 (see "Patents, Trademarks and Government Regulation" in Item 1 of the 2001 Form 10-KSB/A filed on October 22, 2002 and incorporated by reference herein).

ITEM 2.  CHANGES IN SECURITIES

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

Going Private Transaction

As a result of the Company's tenuous cash/liquidity position and its need for additional capital to reduce indebtedness, the Company plans to enter into an investment transaction with Rotherwood. Rotherwood intends to purchase 18 million shares of newly issued Company common stock for a cash purchase price of $0.05 per share. This equity investment of $900,000 would allow the Company to reduce its bank debt and issue common stock in repayment of a $125,000 relocation expense loan previously made by Rotherwood, but there can be no assurance this equity investment will support a turnaround of the Company. Upon Rotherwood's purchase of the shares, combined with the issuance of 800,000 shares of common stock per quarter in payment of a letter of credit/pledge fee to Rotherwood, Rotherwood would own more than 90% of the Company's outstanding shares of common stock. Rotherwood then plans to cause a "short-form" merger to occur in which each outstanding share of the Company's common stock owned by the Public Shareholders would be converted into the right to receive a cash payment of $0.05 per share for an aggregate cash consideration of $98,000, after which Rotherwood plans to take the Company private. The Company plans to amend its articles of incorporation to increase its authorized shares of common stock from 8,200,000 to 74,200,000 shares to permit Rotherwood to acquire the 18 million shares of common stock and permit Cramer to pay the 800,000 share quarterly letter of credit/pledge fee. Rotherwood intends to enter into such transactions, but is not subject to any binding obligation to do so.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         99.1      Certification pursuant to 18 U.S.C. Section 1350

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   CRAMER, INC.
                                   (Registrant)

Date: November 20, 2002

                                   /s/ Nicholas Christianson
                                   ------------------------------------------
                                   Acting Chief Executive Officer and Secretary
                                   and Interim Chief Financial Officer

                                 CERTIFICATIONS

I, Nicholas Christianson, Acting Chief Executive Officer and Secretary and Interim Chief Financial Officer of Cramer, Inc., certify that:

        1. I have reviewed this quarterly report on Form 10-QSB of Cramer, Inc.;
        2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this quarterly report;
        3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
        4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
                b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
                c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
                b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

      Date:  November 20, 2002      By: /s/ Nicholas Christianson
                                        ----------------------------------------
                                    Nicholas Christianson
                                    Acting Chief Executive Officer and Secretary
                                    and Interim Chief Financial Officer