Form 10KSB/A
period 2001-12-31
CRAMER INC
filed 2002-12-26
CIK 319497

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                               AMENDMENT NO. 3 TO

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

Yes [ ] No [X] (The issuer's annual report on Form 10-KSB for the year ended December 31, 2000 and the issuer's quarterly report on Form 10-QSB for the quarter ended April 1, 2001 were filed late.)

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

As of December 31, 2001 the aggregate market value of the common shares of Cramer, Inc. held by non-affiliates was approximately $40,414.00, assuming the market value of Cramer, Inc. common stock is approximately equal to $0.01 per share at December 31, 2001. This valuation per share was determined by an independent appraisal of the Company performed by Meara, King & Co., a Kansas City accounting and valuation firm (See Item 5, "Market for Common Equity and Related Stockholder Matters").

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,039,607 shares of common stock (November 30, 2002).

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                      INDEX

                                                                                                        PAGE NO.
                                                                                                        --------
PART I

     Item 1.      Description of Business                                                                    4
     Item 2.      Description of Property                                                                   12
     Item 3.      Legal Proceedings                                                                         12
     Item 4.      Submission of Matters to a Vote of Security Holders                                       14

PART II

     Item 5.      Market for Common Equity and Related Stockholder Matters                                  15
     Item 6.      Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                                       17
     Item 7.      Financial Statements                                                                      25
     Item 8.      Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure                                                       27

PART III

     Item 9.      Directors, Executive Officers, Promoters and Control
                  Persons; Compliance with Section 16(a) of the Exchange Act                                28
     Item 10.     Executive Compensation                                                                    31
     Item 11.     Security Ownership of Certain Beneficial Owners and
                  Management                                                                                32
     Item 12.     Certain Relationships and Related Transactions                                            34
     Item 13.     Exhibits and Reports on Form 8-K                                                          36
     Item 14.     Controls and Procedures                                                                   37

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

Substantial Doubt About the Company's Ability to Continue as a Going Concern

The Company experienced continued recurring losses from operations, cash flow difficulties and negative working capital during 2000 and 2001. As a result, the Company is not in compliance with the financial net worth covenant in its bank credit agreement, which includes a $2,000,000 loan and a $320,000 line of credit. The $320,000 line of credit has been classified as non-performing. The Company earned net income of $87,000 in the first nine months of 2002 but remains in a liquidity crisis and has a substantial accumulated deficit and continued declines in sales. The Company initially relied on a letter of credit posted by Rotherwood Ventures, LLC ("Rotherwood") and subsequently on Rotherwood's pledge of $2M of securities to the lender, in addition to the assets of Pacer, Inc. a wholly owned subsidiary of Rotherwood, to secure the Company's $2,000,000 bank loan. This credit facility has been extended to February 3, 2003. There can be no assurance that the Company can further extend the bank credit agreement or obtain substitute or additional debt financing, or obtain any third-party equity financing, or that a proposed $900,000 equity investment in the Company by Rotherwood will be consummated (see Item 5- "Market for Common Equity and Related Stockholder Matters" and Item 6- "Management's Discussion and Analysis of Financial Condition and Results of Operations"), and thus there is no assurance the Company can remain in business or avoid bankruptcy proceedings.

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

Net sales by product group in 2001 and 2000 were as follows:

                                          Year Ended December 31,
                                       -----------------------------
                                            2001            2000
                                       -------------   -------------
                Seating products       $   6,336,000   $   8,204,000
                Utility products           4,111,000       4,893,000
                                       -------------   -------------
                                       $  10,447,000   $  13,097,000
                                       =============   =============

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

The Federal Occupational Safety and Health Administration (OSHA) conducted an inspection of the Company in late 2000 during which a number of areas of noncompliance were detected. On April 23, 2001, the Company received notification that it was subject to citation and fines totaling $117,500 based on these areas of non-compliance. Prior to receiving the citation, the Company had taken proactive steps to correct areas of non-compliance identified at the time of the OSHA site inspection and believes these measures have brought the Company into substantial compliance. The Company requested a reduction or suspension of the fines and signed a settlement agreement with OSHA that requires total payments of $23,000 over two years to settle all outstanding fines. As of June 30, the Company had made scheduled payments of $2,500. Management believes modifications to its existing facility and operating methods required to bring the Company into OSHA compliance, and compliance with other laws and regulations, will not have a material adverse effect on its overall business. An accrual of $23,000 was recorded at December 31, 2001 for the OSHA settlement.

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

The Company had six open claims at December 31, 2001 and seven open claims at December 31, 2000. The Company has incurred aggregate defense costs of $115,200 with respect to the six open claims at December 31, 2001, $66,300 of which has been paid by the Company and $48,900 has been paid by insurance carriers. The Company does not believe these open claims will have materially different average results than the historical experience described above. None of the claims allege damages in excess of policy limits. However, several of the claimants allege substantial damages. The largest such claim alleged damages of $375,000 and is discussed separately below. While management believes the Company has substantial defenses with respect to these claims, the ultimate outcome of such litigation cannot be predicted with certainty. Such claims are an ordinary aspect of the Company's business and industry. The Company believes its products are safe and reliable when assembled, used and maintained in a reasonable manner, and believes it adequately reserves against its reasonably likely exposure under these claims based upon past experience.

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

On February 25, 1998, the Company was served with a suit filed by Pauline and Daniel Robitaille in the Superior Court of Massachusetts, Norfolk County. The claim alleged damages of $375,000 due to personal injury. The Company's $50,000 self-insured retention was exhausted and the Company's insurance carrier assumed defense of the claim. The Company therefore has no further financial responsibility for this claim. The case was recently settled by the carrier.

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

Going Private Transaction


As a result of the Company's tenuous cash/liquidity position and its need for additional capital to execute its restructuring plans, the Company plans to enter into an investment transaction with Rotherwood. Rotherwood intends to purchase 18 million shares of newly issued Company common stock for a cash purchase price of $.05 per share. This equity investment of $900,000 would allow the Company to substantially reduce its bank debt and restructure its balance sheet. Upon Rotherwood's purchase of the shares, combined with the issuance of 800,000 shares of common stock per quarter in payment of a letter of credit/pledge fee to Rotherwood, Rotherwood would own more than 90% of the Company's outstanding shares of common stock. Rotherwood then plans to cause a "short-form" merger to occur in which each outstanding share of the Company's common stock owned by shareholders other than Rotherwood would be converted into the right to receive a cash payment of $.05 per share for an aggregate cash consideration of $98,000, after which Rotherwood plans to take the Company private. The Company plans to amend its articles of incorporation to increase its authorized shares of common stock from 8,200,000 to 74,200,000 shares to permit Rotherwood to acquire the 18 million shares of common stock and permit Cramer to pay the 800,000 share quarterly letter of credit/pledge fee. Rotherwood intends to enter into such a transaction, but is not subject to any binding obligation to do so. The Company has incurred substantial expenses in connection with its relocation to a smaller, more efficient facility. The Company has not had sufficient cash to pay those expenses. In November 2002 the Company borrowed $125,000 from Rotherwood in the form of a demand note bearing interest at 7% to cover a portion of its relocation expenses. Rotherwood intends to convert this $125,000 demand note into common stock as part of the $900,000 proposed investment discussed above. See Item 6- "Managements Discussion and Analysis of Financial Condition and Results of Operations" and the Transaction Statement on Schedule 13E-3, filed on behalf of the Company, Rotherwood, and Rotherwood Investments, LLC and incorporated by reference herein, for additional information regarding the proposed equity investment, cash-out merger and going private transaction.

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

         There are a number of reasons why investors should not place undue reliance on forward-looking statements. Among the risks and uncertainties that could cause the Company's actual results for future periods to differ materially from any forward-looking statements made are the following:

         o The inability of shareholders other than Rotherwood to participate in any future improvement in the Company's operations or financial condition, if the short-form merger is consummated

         o The Company's continuing declines in revenues and history of losses and uncertain future profitability

         o Questions about the Company's continuing viability as a going concern and management's plans to address that issue

         o Any failure of the Company's turnaround plan to achieve its objectives

         o The possibility that the bank will not renew the Company's credit facility

         o The Company's lack of prospects for obtaining substitute or additional debt financing, or obtain any equity financing from a party other than Rotherwood

         o The possibility that the bank may call the credit facility if Rotherwood does not make the proposed equity investment in the Company or Rotherwood decides not to continue the securities pledge

         o        Rotherwood's intention to take the Company private

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

         o        The effect of new laws and regulations

         o        Unexpected additional expenses or operating losses

         o        Strong competition

         o        Reliance on certain vendors for key products and components

         o Deferred maintenance at the Company's owned facility from which it recently relocated, the potential need to renovate the facility in order to sell or lease it, and the cost of future maintenance at that facility

         o If product and warranty liability claims exceed the amounts reserved

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

         Operating expenses declined in total by $620,000 from $3,916,000 in 2000 to $3,296,000 in 2001.

         General and administrative costs were $1,273,000 in 2001 compared to $1,222,000 in 2000, an increase of $51,000. The following factors contributed to higher general and administrative costs: 1) The Company had significant payroll severance costs associated with the management restructuring discussed in Item 1. 2) Legal costs were significantly higher, due primarily to costs associated with the OSHA settlement, significant layoffs, the Odd Lot Tender Offer and additional assistance in preparation of the 2000 10KSB and 2001 and 2002 proxy statements in light of the additional disclosures resulting from the Company's recent problems, and 3) The Company incurred an $8,000 charge in connection with the letter of credit provided by Rotherwood (see "Financial Condition, Liquidity and Capital Resources" below).

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

         The Company incurred a net loss before tax of $1,170,000 in 2001, compared to a loss of $1,017,000 in 2000. Included in the 2000 loss were total charges for the discontinued keyboard business of $363,000, including a write-off of long-term assets and accounts receivable.

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

         Accounts payable and accrued liabilities declined $313,000 in 2001, primarily as a result of reduced production levels.

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

         In addition, Cramer and Pacer are not in compliance with the $500,000 financial net worth covenant under the loans, and the $320,000 credit line has been classified as non-performing. The lender has requested that the Company either reduce the principal balance of the $320,000 revolving credit line or provide additional collateral in the form of a guaranty or additional security by February 3, 2003, and the Company believes the lender may call that loan if it did not pay off the loan or provide additional security by that date. The Company does not believe it will be able to reduce the $320,000 line of credit balance or provide additional security by that date. The Company does not believe the lender will call the $2,000,000 loan so long as Rotherwood maintains its securities pledge as collateral for that loan; however, Rotherwood has advised the Company that it does not wish to continue the securities pledge indefinitely. The Company does not have sufficient assets to pay off the loans, so any acceleration of either or both loans by the bank could force the Company to declare bankruptcy, cease operations and liquidate. If the bank were to call the $2,000,000 loan and foreclose upon the collateral posted by Rotherwood, Rotherwood could succeed to the bank's position as the lender on that loan, call the loan and proceed against the Company's assets in satisfaction of the loan. Rotherwood has no personal liability under the $2,000,000 loan in excess of the value of its pledged collateral. The Company believes that the latest loan extension granted by the bank was made with the expectation that the principal balance of the $320,000 credit line would be reduced or that the Company would provide additional collateral or guarantees on the $320,000 credit line by the February 3, 2003 extended maturity date.

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

         In exchange for Rotherwood's financial accommodation to the Company, without which the bank would probably call the $2,000,000 loan, the Company agreed to pay Rotherwood a fee equal to 2% per quarter of the total amount of the letter of credit/securities pledge until the pledge agreement expires. Rotherwood agreed to accept 800,000 shares of common stock per quarter in payment of the guarantee fee at an agreed upon exchange value of $0.05 per share as the Company is not generating sufficient cash flow to pay the fee in cash. This agreement took effect on October 1, 2001. The Company has sufficient authorized Common Stock to pay the letter of credit/ securities pledge fee for two quarters (1,600,000 shares), but will not have sufficient authorized Common Stock to pay the fee for any additional quarters or to issue the 18 million shares of Common Stock to Rotherwood (see discussion below regarding the proposed increase in authorized shares).

         The Company originally accrued guarantee fees of $40,000 for the fourth quarter of 2001 and $40,000 in each of the first and second quarters of 2002 based upon the $0.05 per share exchange rate. The Company in 2001 obtained an independent appraisal which determined that the fair market value of the Company's common stock was $0.01 per share. The Company and Rotherwood determined that the $0.05 per share exchange rate would be less dilutive to the Company's shareholders other than Rotherwood (the "Public Shareholders"), because it would result in fewer shares being issued to Rotherwood each quarter (800,000 shares) than if the shares were valued at an exchange rate of $0.01 (4,000,000 shares). The $0.05 per share exchange value was also consistent with the price per share being paid by Rotherwood for 18 million new shares of the Company, and the price being paid by Rotherwood to the Public Shareholders in a proposed cash-out merger, as described below. The Company has since determined that the guarantee fee should have been recorded on the basis of the fair market value of the consideration being paid to Rotherwood in the form of common stock ($8,000, or 800,000 shares x $0.01 per share) rather than on the basis of the exchange rate agreed to by Rotherwood ($40,000, or 800,000 shares x $0.05 per share). The effect of this accounting change is to decrease accrued expenses and decrease net loss by $32,000 for the fourth quarter of 2001 and to decrease accrued expenses and increase net income by $32,000 in each of the first two quarters of 2002. The Company has restated the financial results reported in its 2001 Form 10-KSB/A and its first and second quarter 2002 Form 10-QSB's to reflect this change in accounting treatment related to the guarantee fee.

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

         The Company believes significant investments in property, equipment and working capital will be required to execute its operating plans in 2002. Among the anticipated requirements are the cost of a new management information system, costs associated with the planned relocation of operations, final production and printing of the new price book and increased investment in inventory as a result of outsourced manufacturing initiatives discussed in Item 1. Management believes the cost of these initiatives as a whole could total $300,000 or more. The Company will not be able to implement these initiatives if it cannot obtain an increase and extension of the credit facility or the Rotherwood investment doesn't materialize. The Company has incurred substantial expenses in connection with its relocation to a smaller, more efficient facility. The Company has not had sufficient cash to pay those expenses. In November 2002, Rotherwood advanced $125,000 to enable the Company to pay the relocation expenses. Upon consummation of the 18 million-share purchase by Rotherwood, the $125,000 advance will be credited against the $900,000 purchase price for the shares.

         Management believes that the turnaround plans discussed in Item 1 will improve operations significantly, and in some cases these efforts have already had a positive impact on the Company's performance, although there was a substantial decrease in sales for 2001. However, since the Company has no additional borrowing capacity and there is no assurance the Company can obtain an extension of or increase in the current credit facility or a substitute credit facility, the Company will seek needed additional capital by selling shares of common stock to Rotherwood. Although the Company has no definitive agreement with Rotherwood, the Company is planning to sell 18 million shares of Common Stock to Rotherwood for cash at a purchase price of $0.05 per share. This transaction would provide $900,000 in much needed capital to the Company to reduce amounts owed under the bank line of credit and credit Rotherwood for a $125,000 advance used by the Company to pay relocation expenses. If Rotherwood makes an additional equity investment in the Company, Rotherwood plans to take the Company private following a short-form cash-out merger of the Company into Rotherwood.

         The Company does not have a sufficient number of authorized shares of Common Stock to complete such investment transaction. For this reason, the Board of Directors considers it advisable to increase the authorized shares of Common Stock and is planning to bring this matter to a vote of shareholders at the upcoming Annual Meeting.

         If the proposed equity investment by Rotherwood is not consummated for any reason, the uncertainty regarding the Company's ability to continue as a going concern will continue and may increase. The continuing viability of the Company as a going concern will depend on management's ability to increase sales, achieve positive cash flow, restore the Company to profitability, extend its credit facility and/or obtain additional debt or equity financing, none of which can be assured. However, if Rotherwood makes the proposed equity investment and effects the cash-out merger and takes the Company private, the Public Shareholders would not derive any benefit from any turnaround of the Company.



ITEM 7. FINANCIAL STATEMENTS

The following financial statements of Cramer, Inc. are included herewith:


                                TABLE OF CONTENTS

                                                                        Page
Independent Auditors' Report - 2001                                     F-1

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

F-1a

                                  CRAMER, INC.

                                 BALANCE SHEETS

                    (Amounts In Thousands, Except Share Data)

                                                                           DECEMBER 31,
                                                                   ----------------------------
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
                                                                   ============    ============



F-1a

(Balance Sheets, continued)



                                                                        DECEMBER 31,
                                                                ----------------------------
                                                                    2001            2000
                                                                ------------    ------------
         LIABILITIES AND STOCKHOLDERS' EQUITY
                       (DEFICIT)

Current liabilities:
   Cash overdrafts                                              $         --    $        282
   Notes payable                                                       2,320           2,302
   Accounts payable                                                      485           1,004
   Accounts payable - related party                                       69              --
   Accrued liabilities                                                   801             664
                                                                ------------    ------------

         Total current liabilities                                     3,675           4,252
                                                                ------------    ------------

Noncurrent liabilities:
   Pension benefits payable                                              326             316
   Other                                                                 218             185
                                                                ------------    ------------

         Total noncurrent liabilities                                    544             501
                                                                ------------    ------------

Commitments and contingencies (Note 7)

Stockholders' equity (deficit):
   Common stock, no par value, authorized, 6,000,000
     shares; issued and outstanding 4,041,400 shares
     in 2001 and 4,051,400 shares in 2000                              3,820           3,824
   Accumulated deficit                                                (5,166)         (3,996)
                                                                ------------    ------------
                                                                      (1,346)           (172)
   Accumulated other comprehensive income (loss)                        (348)           (304)
                                                                ------------    ------------
         Total stockholders' equity (deficit)                         (1,694)           (476)
                                                                ------------    ------------

         Total liabilities and stockholders' equity (deficit)   $      2,525    $      4,277
                                                                ============    ============

                       See Notes to Financial Statements.

                                  CRAMER, INC.

                            STATEMENTS OF OPERATIONS

                  (Amounts In Thousands, Except Per Share Data)

                                                  YEARS ENDED DECEMBER 31,
                                                ------------    ------------
                                                    2001            2000
                                                ------------    ------------

Net sales                                       $     10,447    $     13,097
Cost of sales                                          8,133           9,756
                                                ------------    ------------

         Gross profit                                  2,314           3,341
                                                ------------    ------------

Operating expenses:
   Selling                                             2,023           2,405
   General and administration                          1,273           1,222
   Impairment of intangibles                              --             289
                                                ------------    ------------

         Total operating expenses                      3,296           3,916
                                                ------------    ------------

         Loss from operations                           (982)           (575)

Other expense:
   Interest expense                                     (174)           (222)
   Other                                                 (14)           (220)
                                                ------------    ------------

         Loss before income taxes                     (1,170)         (1,017)

Income taxes                                              --              --
                                                ------------    ------------

         Net loss                               $     (1,170)   $     (1,017)
                                                ============    ============


Net loss per common share - basic and diluted   $       (.29)   $      (0.25)
                                                ============    ============

Weighted average number of common and common
   equivalent shares outstanding, basic
   and diluted                                         4,041           4,051
                                                ============    ============

Comprehensive loss:
   Net loss                                     $     (1,170)   $     (1,017)
   Minimum pension liability adjustment,
     net of $-0- taxes                                   (44)           (107)
                                                ------------    ------------

         Total comprehensive loss               $     (1,214)   $     (1,124)
                                                ============    ============


                       See Notes to Financial Statements.

                                  CRAMER, INC.

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                             (Amounts in Thousands)

                                                                                       ACCUMULATED         TOTAL
                                                                                          OTHER        STOCKHOLDERS'
                                          NUMBER OF                    ACCUMULATED    COMPREHENSIVE        EQUITY
                                            SHARES     COMMON STOCK      DEFICIT      INCOME (LOSS)      (DEFICIT)
                                          ---------    ------------    -----------    -------------    -------------
BALANCE, December 31, 1999                    4,051    $      3,824    $    (2,979)   $        (197)   $         648

   Net loss                                      --              --         (1,017)              --           (1,017)

   Minimum pension liability adjustment          --              --             --             (107)            (107)
                                          ---------    ------------    -----------    -------------    -------------

BALANCE, December 31, 2000                    4,051           3,824         (3,996)            (304)            (476)

   Net loss                                      --              --         (1,170)              --           (1,170)

   Retirement of common stock                   (10)             (4)            --               --               (4)

   Minimum pension liability adjustment          --              --             --              (44)             (44)
                                          ---------    ------------    -----------    -------------    -------------

BALANCE, December 31, 2001                    4,041    $      3,820    $    (5,166)   $        (348)   $      (1,694)
                                          =========    ============    ===========    =============    =============


                       See Notes to Financial Statements.

                                  CRAMER, INC.

                            STATEMENTS OF CASH FLOWS

                           Increase (Decrease) in Cash

                             (Amounts in Thousands)


                                                                YEARS ENDED DECEMBER 31,
                                                              ------------    ------------
                                                                  2001            2000
                                                              ------------    ------------

Cash flows from operating activities:
   Net loss                                                   $     (1,170)   $     (1,017)
   Adjustments to reconcile net loss to net cash flows from
     operating activities:
       Depreciation                                                    218             267
       Impairment of intangibles                                        --             289
   Changes in operating assets and liabilities:
     Accounts receivable                                               946            (246)
     Inventories                                                       837            (203)
     Prepaid expenses and other current assets                          11             (27)
     Intangible pension asset                                           52              52
     Accounts payable and accrued liabilities                         (313)            725
     Noncurrent pension benefits payable                               (34)            (92)
     Other noncurrent liabilities                                       33             (43)
                                                              ------------    ------------
         Net cash flows from operating activities                      580            (295)
                                                              ------------    ------------

Cash flows from investing activities:
   Purchases of property, plant and equipment                          (30)           (250)
                                                              ------------    ------------

Cash flows from financing activities:
   Retirement of common stock                                           (4)             --
   Net change in cash overdraft                                       (282)             85
   Net change in notes payable                                          18             460
                                                              ------------    ------------
         Net cash flows from financing activities                     (268)            545
                                                              ------------    ------------

         Net change in cash                                            282              --

Cash at beginning of year                                               --              --
`                                                              ------------    ------------

Cash at end of year                                           $        282    $         --
                                                              ============    ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

   Cash paid during the year for:
     Interest                                                 $        174    $        222
                                                              ============    ============

     Income tax                                               $         --    $         --
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

         Going Concern

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. The Company experienced recurring losses from operations, cash flow difficulties and negative working capital during 2001 and 2000 and had a stockholders' capital deficiency of $1,694,000 at December 31, 2001. As a result, the Company is not in compliance with the financial net worth covenant in its bank credit agreement. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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
                                             ============    ============

3.       PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consisted of the following (in thousands):

                                                           ESTIMATED
                              2001           2000        USEFUL LIVES
                          ------------   ------------    ------------
Land                      $         29   $         29         -
Buildings                          917            908       5 - 40
Machinery and equipment          3,861          3,848       3 - 10
Furniture and equipment          1,408          1,402       5 - 10
                          ------------   ------------
                          $      6,215   $      6,187
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
                                             ============    ============

(Continued)

                                  CRAMER, INC.

                          NOTES TO FINANCIAL STATEMENTS

                     Years ended December 31, 2001 and 2000


5.       INCOME TAXES (CONTINUED)

         A reconciliation of the income tax provision (benefit) to the amounts computed at the federal statutory rate is as follows (in thousands):

                                                            2001            2000
                                                        ------------    ------------
Tax provision (benefit) at statutory rate               $       (398)   $       (333)
State income taxes, net of federal taxes                         (60)            (45)
Changes in valuation reserve related to utilization
  or generation of tax credits and net operating loss
  carryforwards                                                  466             381
Other                                                             (8)             (3)
                                                        ------------    ------------
                                                        $         --    $         --
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

            Net pension costs included the following components (in thousands):

                                                      2001          2000
                                                   ----------    ----------
Service cost - benefits earned during the period   $       --    $       --
Interest cost on projected benefit obligation              52            58
Expected return on plan assets                            (38)          (43)
Net amortization and deferral                              69            59
                                                   ----------    ----------
    Total pension costs                            $       83    $       74
                                                   ==========    ==========


(Continued)

                                  CRAMER, INC.

                          NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2001 AND 2000


6.       BENEFIT PLANS (CONTINUED)

         Defined Benefit Plan (Continued)

         Net regular periodic pension cost was calculated using the following assumptions:

                                           2001            2000
                                       ------------    ------------
Weighted Average Discount Rate                  7.0%            7.5%
Expected Long-Term Rate of Return               8.0%            8.0%

         The plan's funded status as of December 31, 2001 and 2000, is summarized below (in thousands):

                                                           2001        2000
                                                          --------    --------
Actuarial present value of projected benefit obligation   $   (705)   $   (781)
Plan assets at fair value                                      379         465
Remaining unrecognized net transition obligation                 4          56
Unrecognized net loss                                          348         304
Adjustment required to recognize minimum liability            (352)       (360)
                                                          --------    --------
      Net pension liability recognized                    $   (326)   $   (316)
                                                          ========    ========

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

         The fair value of plan assets changed in 2001 and 2000, as follows (in thousands):

                                                    2001            2000
                                                ------------    ------------
Fair value of plan assets, beginning of year    $        465    $        503
Contributions                                             65             114
Benefit payments                                         (88)           (100)
Investment return, net of investment expenses            (63)            (52)
                                                ------------    ------------
      Fair value of plan assets, end of year    $        379    $        465
                                                ============    ============


(Continued)

                                  CRAMER, INC.

                          NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2001 AND 2000

         The projected benefit obligation in 2001 and 2000, as follows (in thousands):

                                                      2001          2000
                                                  ----------    ----------

Projected benefit obligation, beginning of year   $     (781)   $     (805)
Interest costs                                           (52)          (58)
Benefits paid                                             88           100
Actuarial gains and (losses)                              40           (18)
                                                  ----------    ----------

      Projected benefit obligation, end of year   $     (705)   $     (781)
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






(Continued)

8.       RELATED PARTY TRANSACTIONS

         Rotherwood, the Company's majority owner, provides management services to the Company. The cost to the Company for these services was approximately $91,500 in 2001 and $28,000 in 2000. In addition, Cramer incurred expense of $8,000 for a loan guarantee fee by Rotherwood. At December 31, 2001, Cramer owed Rotherwood $68,900 for these expenses along with other expenses incurred by Rotherwood for the benefit of Cramer.


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


14.      SIGNIFICANT ITEMS AFFECTING FOURTH QUARTER

         In the fourth quarter of 2001, the Company recorded charges for warranty reserves and other accruals of approximately $164,000, and wrote-off a grant receivable of approximately $82,000 related to expenditures for consulting services that were previously expected to be reimbursed through a grant. These adjustments increased the fourth quarter net loss by $.06 per share.


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

Mr. Christianson is compensated by a Rotherwood affiliate and does not receive any compensation from the Company for serving as Interim Chief Financial Officer or Acting President and Chief Executive Officer or Secretary. Mr. Christianson's compensation from the Rotherwood affiliate is not related to Cramer's performance. Rotherwood charges Cramer a fee as compensation for making Mr. Christianson's services available to the Company, based upon the amount of time spent by him on the Company's business. Rotherwood has charged fees to the Company for Mr. Christianson's services in the amount of $57,600 for the period from April 1-November 30, 2002.

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

       NAME AND                            ANNUAL COMPENSATION
      PRINCIPAL                         -------------------------
      POSITION              YEAR        SALARY ($)      BONUS ($)
         (a)                 (b)           (c)             (d)
---------------------       ----        ----------      ---------

ROBERT KOVACH(1)            2001         $ 23,138        $     0
President and COO           2000         $128,000        $     0
                            1999         $124,676        $12,000

JEFFREY MYER(2)             2001         $ 47,855        $     0
Vice President, Sales       2000         $111,592        $10,000
and Marketing               1999         $107,945        $ 5,000

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


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT -

Except as set forth below, we know of no single person or group that is the beneficial owner of more than 5% of the Company's outstanding stock:

                                  AMOUNT AND NATURE OF
    NAME AND ADDRESS OF           BENEFICIAL OWNERSHIP          PERCENT OF
     BENEFICIAL OWNER                      (1)                   CLASS (6)
-----------------------------     --------------------          ----------

Rotherwood Ventures LLC               2,083,212(2)(3)              51.6%
301 Carlson Parkway
Minnetonka, Minnesota 55305
James R. Zicarelli(2)(3)(4)           2,083,212(2)(3)(5)           51.6%
301 Carlson Parkway
Minnetonka, Minnesota  55305

(1)  Based solely on disclosures made in Schedule 13D filed with the SEC.

(2) Mr. Zicarelli and the Chairman of Rotherwood have shared voting and investment power over the shares. Mr. Zicarelli may also be deemed to have an indirect beneficial ownership of such shares to the extent of his 6% ownership interest in Rotherwood.

(3) The Company is obligated to pay Rotherwood a fee in exchange for Rotherwood's provision of a $2,000,000 letter of credit/securities pledge in support of the Company's $2,000,000 bank loan. The fee is equal to 2% per quarter of the letter of credit/pledge amount and is payable in shares of common stock at the rate of $0.05 per share (800,000 shares per quarter). After the issuance of common stock to Rotherwood for guaranty fees earned by Rotherwood in the fourth quarter of 2001 and the first three quarters of 2002, Rotherwood will own 5,283,212 shares of common stock, or 73.0% of the total outstanding shares. See additional discussion regarding the accounting treatment of the guarantee fees in Item 6- "Management's Discussion and Analysis of Financial Condition and Results of Operations"

(4) Except as described in footnote 3 above, no Rotherwood Entity has acquired any shares of common stock of the Company during the last two years.

(5)  Includes the 2,083,212 shares held by Rotherwood.

(6)  Percentage based on common and common equivalent shares.

This table shows as of December 31, 2001 the number of our shares beneficially owned by the directors and officers of the Company and by the directors and officers as a group. All information regarding beneficial ownership was furnished by the persons listed below.

                                 AMOUNT AND NATURE OF      PERCENT OF SHARES
  NAME OF BENEFICIAL OWNER       BENEFICIAL OWNERSHIP        OUTSTANDING(4)
---------------------------      --------------------      -----------------

James R. Zicarelli(1)                 2,083,212(2)              51.6%

David E. Crandall                       125,341(3)               3.1%

Nicholas Christianson                         0                    0%

All officers and directors
as a group (4 persons)                2,208,553                 54.7%

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

Gregory Coward was compensated by Rotherwood and did not receive any compensation from the Company for serving as President and Chief Executive Officer. Mr. Christianson is compensated by an affiliate of Rotherwood and does not receive any compensation from the Company for serving as Interim Chief Financial Officer, Acting President and Chief Executive Officer or Secretary (See "Executive Compensation" for more information regarding compensation arrangements for Mr. Coward and Mr. Christianson).

Cramer participates with Pacer Corporation, an affiliate of Rotherwood, as a co-borrower in a combined $2,320,000 credit facility with US Bank (formerly Firststar Bank). The credit facility consists of a loan in the maximum amount of $2,000,000 with interest payable monthly at the bank's prime rate and a $320,000 revolving line of credit with interest payable monthly at prime plus 2%. The Company accounts for 100% of the current borrowings under the credit facility. The credit facility has been fully drawn by the Company, and no additional funds are available for borrowing under the credit facility. The credit facility is secured by the general intangibles, inventory, accounts receivable and equipment of the Company and Pacer. The $2,000,000 loan is also secured by a pledge of $2,000,000 in securities by Rotherwood. Rotherwood is required under the terms of its collateral pledge agreement to maintain the value of the collateral at $2,000,000 and to pledge additional securities if required to meet that obligation. A default by the Company under the loan agreement would constitute a default by Rotherwood under its collateral pledge agreement. The pledge replaces a $2,000,000 letter of credit posted by Rotherwood which formerly secured the $2,000,000 loan. Among the covenants in the loan agreement is a requirement that Pacer and Cramer maintain a $500,000 minimum net worth. Cramer and Pacer are not in compliance with this net worth covenant, and are thus in default under both loans. The $320,000 line of credit has been classified as non-performing. The credit facility expired on January 27, 2002 but has been temporarily extended at periodic intervals, with the latest extension expiring on February 3, 2003. Although the loans have been extended, the bank has not given the Company a standstill agreement and could call and accelerate the loans at any time. The Company does not have sufficient assets to pay off the loans, so any such action by the bank could force the Company to declare bankruptcy, cease operations and liquidate. If the bank were to call the $2,000,000 loan and foreclose upon the collateral posted by Rotherwood, Rotherwood could succeed to the bank's position as the lender, call that loan and proceed against the Company's assets in satisfaction of the loan. The Company does not believe the lender will call the $2,000,000 loan so long as Rotherwood maintains the $2,000,000 securities pledge. The bank has requested that the Company either reduce the principal balance of the $320,000 revolving credit line or provide additional collateral in the form of a guaranty or additional security by February 3, 2003.

In exchange for Rotherwood's financial accommodations to the Company, without which the Company could not have obtained the $2,000,000 loan and the $2,000,000 loan would probably be called, the Company has agreed to pay Rotherwood a quarterly fee of 2% of the letter of credit/pledge amount to be paid in shares of common stock. The Company is seeking to amend its Articles to increase its authorized common stock to enable the Company to pay this fee in common stock beyond the first quarter of 2002. The Company also seeks to increase its authorized common stock for the purpose of issuing common stock to Rotherwood in the proposed $900,000 investment transaction (see Item III - "Issuance of Common Stock to Rotherwood for Cash and Subsequent 'Going Private' Transaction"). It is expected that approximately $775,000 from this investment would be used to reduce the principal balance of the loan(s), with the remaining $125,000 used to credit Rotherwood for a $125,000 advance used by the Company to pay relocation expenses.

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

If Rotherwood makes the proposed equity investment in the Company, the Company would become a 90% subsidiary of Rotherwood, permitting Rotherwood to effect a short-form merger of the Company into Rotherwood without the approval of the Public Shareholders. The Public Shareholders would receive $0.05 per share in cash in the Merger, subject to proper exercise of their appraisal rights under Kansas law. Following completion of the Merger, Rotherwood intends to take the Company "private" by terminating its status as a reporting company under the Exchange Act (See Item III below, Item 6, "Management's Discussion and Analysis of Financial Condition and Results of Operations", and the Transaction Statement on Form 13E-3 filed jointly by the Company and Rotherwood, Rotherwood Investments and Mr. Zicarelli (Rotherwood, Rotherwood Investments and Mr. Zicarelli are collectively referred to as the "Rotherwood Parties") incorporated by reference herein).

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

The Company has incurred substantial expenses in connection with its relocation to a smaller, more efficient facility. The Company has not had sufficient cash to pay those expenses. In November 2002 Rotherwood advanced $125,000 to enable the Company to pay a portion of the relocation expenses. Upon consummation of the 18 million-share purchase by Rotherwood, the $125,000 advance will be credited against the $900,000 purchase price for the shares.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) None

ITEM 14. CONTROLS AND PROCEDURES

A review and evaluation was performed by the Company's Acting Chief Executive Officer and Interim Chief Financial Officer (the "Executive Officer") of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing of this amended annual report. Based on that review and evaluation, the Executive Officer has concluded that the Company's current disclosure controls and procedures, as designed and implemented by him, were effective. There have been no significant changes in the Company's internal controls subsequent to the date of his evaluation. There were no significant material weaknesses identified in the course of such review and evaluation and, therefore, no corrective measures were taken by the Company.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, as duly authorized.

                                  CRAMER, INC.



December 26, 2002                 /s/ Nicholas M. Christianson
                                  ----------------------------
                                  Acting Chief Executive Officer, Secretary and
                                  Interim Chief Financial Officer (Principal
                                  Executive Officer and Principal Financial and
                                  Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.



December 26, 2002                        /s/ James R. Zicarelli
                                         ----------------------------
                                         James R. Zicarelli
                                         Director



December 26, 2002                        /s/ David E. Crandall
                                         ----------------------------
                                         David E. Crandall
                                         Director

                                 CERTIFICATIONS

         I, Nicholas Christianson, Acting Chief Executive Officer and Secretary and Interim Chief Financial Officer of Cramer, Inc., certify that:

         1. I have reviewed this annual report on Form 10-KSB of Cramer, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this annual report;

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

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


         a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):


         a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                  Date: December 26, 2002    By: /s/ Nicholas Christianson
                                                 -------------------------------
                                                 Nicholas Christianson
                                                 Acting Chief Executive Officer
                                                 and Secretary and Interim Chief
                                                 Financial Officer


In connection with this annual report on Form 10-KSB of Cramer, Inc., I, Nicholas Christianson, Acting Chief Executive Officer and Secretary and Interim Chief Financial Officer of the registrant, hereby certify to the best of my knowledge and belief, that:

               (1)  This annual report fully complies with the requirements of
                    Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

               (2) The information contained in this annual report fairly presents, in all material respects, the financial condition and results of operations of the registrant for and as of the end of such year.


                                             By: /s/ Nicholas Christianson
                                                 -------------------------------
                                                 Nicholas Christianson
                                                 Acting Chief Executive Officer
                                                 and Secretary and Interim Chief
                                                 Financial Officer

Date: December 26, 2002