Form 10QSB/A
period 2002-03-31
CRAMER INC
filed 2002-12-26
CIK 319497

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              450 Fifth Street, NW
                             Washington, D.C. 20549

                               AMENDMENT NO. 1 TO

                                   FORM 10-QSB



(Mark One)
   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                          For the quarterly period ended 3/31/02

   [ ]        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                         For the transition period from __________ to __________

                                                  Commission file number 2-69336



                                  CRAMER, INC.

A Kansas Corporation                             IRS Employment I.D. #48-0638707
1222 Quebec Street
North Kansas City, MO 64116                         Telephone No. (816) 471-4433

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,039,607 shares of common stock, no par value as of November 30, 2002.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                  CRAMER, INC.
                                  BALANCE SHEET
                    (Amounts in Thousands, Except Share Data)

ASSETS
                                                                                 3/31/02        12/31/01
                                                                               (unaudited)
--------------------------------------------------------------------------------------------------------
CURRENT ASSETS:
     Cash                                                                              0             282
     Accounts receivable, net of allowance of $30                                    814             563
     Inventories, net of allowance of $105                                           679             721
     Prepaid expenses and other current assets                                       295             325
                                                                                 -------         -------
              Total current assets                                                 1,788           1,891

PROPERTY, PLANT AND EQUIPMENT
     At cost                                                                       6,224           6,215
     Accumulated depreciation                                                     (5,623)         (5,595)
                                                                                 -------         -------
                                                                                     600             630
OTHER ASSETS:
     Intangible pension asset                                                          0               4
                                                                                 -------         -------


              Total Assets                                                       $ 2,388         $ 2,525
                                                                                 =======         =======

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
     Cash overdrafts                                                             $    53         $     0
     Note payable                                                                  2,320           2,320
     Accounts payable                                                                464             485
     Accounts payable- related party                                                  85              69
     Accrued liabilities                                                             636             801
                                                                                 -------         -------
              Total current liabilities                                            3,558           3,675

NONCURRENT LIABILITIES:
     Pension benefits payable                                                        287             326
     Other                                                                           223             218
                                                                                 -------         -------
              Total noncurrent liabilities                                           510             544

STOCKHOLDERS' EQUITY (DEFICIT):
     Common stock, no par value; authorized, 6,000,000 shares; issued and outstanding 4,041,246 shares at April 30, 2002
         and 4,041,400 at December 31, 2001                                        3,820           3,820
     Accumulated deficit                                                          (5,148)         (5,166)
                                                                                 -------         -------
                                                                                  (1,328)         (1,346)
     Minimum pension liability adjustment                                           (352)           (348)
                                                                                 -------         -------
              Net stockholders' equity (deficit)                                  (1,680)         (1,694)
                                                                                 -------         -------

              Total Liabilities and Stockholders' Equity (Deficit)               $ 2,388         $ 2,525
                                                                                 =======         =======



                   See Notes to Condensed Financial Statements

                                  CRAMER, INC.
                            STATEMENTS OF OPERATIONS
                                    UNAUDITED
                  (Amounts in Thousands, Except Per Share Data)

                                                                 THREE MONTHS ENDED
                                                              3/31/02              4/1/01
                                                          -----------         -----------
NET SALES                                                 $     2,032         $     3,298
COST OF SALES                                                   1,326               2,574
                                                          -----------         -----------
              Gross profit                                        706                 724

OPERATING EXPENSES:
     Selling expenses                                             378                 524
     General and administrative                                   280                 297
                                                          -----------         -----------
              Total operating expenses                            658                 821
                                                          -----------         -----------

              Income (loss) from operations                        48                 (97)

OTHER EXPENSE:
     Interest expense, net                                        (30)                (54)
     Other, net                                                    (0)                 (0)
                                                          -----------         -----------
              Total other expense                                 (30)                (54)
                                                          -----------         -----------

INCOME (LOSS) BEFORE INCOME TAXES                                  18                (151)
INCOME TAX EXPENSE (BENEFIT)                                        0                   0
                                                          -----------         -----------

NET INCOME (LOSS)                                         $        18         $      (151)
                                                          ===========         ===========


     Net income (loss) per share based on weighted
         average number of common equivalent
         shares outstanding - basic and diluted           $      0.00         $     (0.04)

     Weighted Average Common Equivalent
         Shares Outstanding: Basic                          4,041,246           4,041,400
                             Diluted                        4,041,246           4,041,400






There is no difference between Net Income (Loss) and Total Comprehensive Income
(Loss) for the quarter ending March 31, 2002 and April 1, 2001.

These interim financial statements contain all adjustments required for them to be comparable to the annual financial statements issued on Form 10KSB.







                   See Notes to Condensed Financial Statements

                                  CRAMER, INC.
                            STATEMENTS OF CASH FLOWS
                                    UNAUDITED
                             (Amounts in Thousands)

                                                                      Three Months Ended
                                                                     3/31/01        4/1/01
                                                                     -------        ------
Cash flows from operating activities:
     Net income (loss)                                                $  18         $(151)
     Adjustments to reconcile net income (loss) to net cash
         flows from operating activities:
         Depreciation and amortization                                   39            51
         Changes in operating assets and liabilities:
              Accounts receivable                                      (251)          334
              Inventories                                                42           266
              Prepaid expenses and other assets                          30           (13)
              Intangible pension asset                                    4             0
              Accounts payable and accrued expenses                    (170)         (450)
              Noncurrent pension benefits payable                       (43)            0
              Other noncurrent liabilities                                5            11
                                                                      -----         -----

                      Net cash flows from operating activities         (326)           48
                                                                      -----         -----

Cash flows from investing activities:
     Capital expenditures                                                (9)          (17)
                                                                      -----         -----


                      Net cash flows from investing activities           (9)          (17)
                                                                      -----         -----

Cash flows from financing activities:
     Principal payments on notes payable                                  0           (31)
     Increase in cash overdrafts                                         53             0
                                                                      -----         -----

                      Net cash flows from financing activities           53           (31)
                                                                      -----         -----

Net increase (decrease) in cash                                        (282)            0
Cash at beginning of year                                               282             0
                                                                      -----         -----

Cash at end of quarter                                                $   0         $   0
                                                                      =====         =====

Supplemental disclosures:
     Cash paid during the period for:
         Interest                                                     $  30         $  54
                                                                      =====         =====
         Income tax                                                   $   0         $   0
                                                                      =====         =====



                   See Notes to Condensed Financial Statements

                                  CRAMER, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. Interim Financial Statements

The condensed interim financial statements included herein have been prepared by Cramer, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). The financial statements reflect adjustments of a normal recurring nature that are, in the opinion of management, necessary to present fairly such information. Although the Company believes that the disclosures are adequate to make the interim information presented not misleading, certain information and footnote disclosures, including significant accounting policies, normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These interim financial statements should be read in conjunction with the financial statements and the notes thereto included in the Annual Report on Form 10-KSB/A for fiscal year ended December 31, 2001 filed by the Company with the Commission on December 26, 2002. Quarterly operating results may vary significantly and are not necessarily indicative of the results for the full year or any future period.

2. Restatement of Accrued Loan Guaranty Expense

The Company accrued a loan guarantee expense of $40,000 for the fourth quarter of 2001 and $40,000 in each of the first and second quarters of 2002 (aggregating $120,000). The Company has since determined that the loan guarantee expense should have been accrued at $8,000 per quarter (aggregating $24,000) and has filed amendments to its 2001 Form 10-KSB/A and first and second quarter 2002 10-QSB's for the purpose of restating its earnings (loss) for the affected periods to take such revised expense accrual into account (see Item 2 - "Management's Discussion and Analysis").

3. Legal Proceedings

The Company is a defendant in several lawsuits relating to product liability claims arising from accidents allegedly occurring in connection with the use of its products. The claims are covered by insurance and are being defended by the Company's independent counsel or by counsel assigned by the Company's insurance carriers. One such claim had alleged damages of $375,000. The Company has included a complete discussion of product liability claims and related accruals in Part II, Item 1 "Legal Proceedings" below.

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

The Company offers product warranties with terms of up to fifteen years. The majority of the Company's warranty claims relate to failed seating parts. The Company estimates its accrual for future warranty costs based on durability testing, engineering studies, actual costs incurred in prior years and historical sales data. The warranty accrual decreased from $232,000 at December 31, 2000 to $218,000 at December 31, 2001. This decrease was the result of declining warranty costs in the first quarter of 2002. This decrease can be attributed to more aggressive management of warranty claims, which has resulted in fewer claims and lower costs.

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

         General and administrative expenses decreased during the first quarter of 2002 by $17,000 or 6% compared to the same period in 2001. This decrease was primarily the result of lower labor costs in the first quarter of 2002, compared to the first quarter of 2001. The decrease was partially offset by guarantee fees related to Rotherwood's provision of a $2M letter of credit, which totaled $8,000 in the first quarter of 2002 and were not in effect during the first quarter of 2001.

         Interest expense totaled $30,000 in the first quarter of 2002, compared to $54,000 in the comparable period last year. This reduction was the result of lower interest rates in 2002.

         The Company had a net operating profit before tax of $18,000 in the first quarter of 2002, compared to a loss of $151,000 in the first quarter of 2001. Operating results improved, despite declining sales, due to reductions in overhead and improved margins.


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

         Accounts payable and accrued expenses declined $170,000 in the first quarter of 2002 as a result of more aggressive purchasing controls and a decrease in accrued insurance premiums.

         Accounts payable, related party increased from $69,000 at December 31, 2001 to $85,000 at March 31, 2002. This increase was the result of loan guarantee fees of $8,000 charged by Rotherwood for the first quarter of 2002, in addition to fees charged by Rotherwood for the services of Greg Coward and Nick Christianson, who were not compensated directly by the Company.


         Capital expenditures of $9,000 during the first quarter of 2002 related to the purchase of additional tooling.

         The outstanding balance under the Company's bank line of credit remained at $2,320,000, the maximum amount allowed under the facility, throughout the first quarter of 2002. The facility consists of a $2,000,000 loan and a $320,000 line of credit. As of March 31, 2002, the $2,000,000 loan was secured by a $2,000,000 letter of credit posted by Rotherwood, the Company's parent. On April 28, 2002, the credit facility was extended to June 28, 2002 and the letter of credit was replaced by a pledge of $2,000,000 in securities by Rotherwood. The combined credit facility is also secured by security interests in the assets of both Cramer and Pacer Corporation, a company owned by Rotherwood. Cramer and Pacer are co-borrowers on the total amount of the credit facility. In exchange for Rotherwood's financial accommodation to the Company, without which the bank would probably call the $2,000,000 loan, the Company agreed to pay Rotherwood a fee equal to 2% per quarter of the total amount of the pledge until the pledge agreement expires. Rotherwood agreed to accept 800,000 shares of common stock per quarter in payment of the guarantee fee at an agreed upon exchange value of $0.05 per share. The Company originally accrued guarantee fees of $40,000 for the fourth quarter of 2001 and $40,000 in each of the first and second quarters of 2002 based upon that exchange rate. The Company in 2001 obtained an independent appraisal which determined that the fair market value of the Company's common stock was $0.01 per share. The Company and Rotherwood determined that the $0.05 per share exchange rate would be less dilutive to the Company's shareholders other than Rotherwood (the "Public Shareholders"), because it would result in fewer shares being issued to Rotherwood each quarter (800,000 shares) than if the shares were valued at an exchange rate of $0.01 (4,000,000 shares). The $0.05 per share exchange value was also consistent with the price per share being paid by Rotherwood for 18 million new shares of the Company, and the price being paid by Rotherwood to the Public Shareholders in a proposed cash-out merger, as described below. The Company has since determined that the guarantee fee should have been recorded on the basis of the fair market value of the consideration being paid to Rotherwood in the form of common stock ($8,000, or 800,000 shares x $0.01 per share) rather than on the basis of the exchange rate agreed to by Rotherwood ($40,000, or 800,000 shares x $0.05 per share). The effect of this accounting change is to decrease accrued expenses and decrease net loss by $32,000 for the fourth quarter of 2001 and to decrease accrued expenses and increase net income by $32,000 in each of the first two quarters of 2002. The Company has restated the financial results reported in its 2001 Form 10-KSB/A and its first and second quarter 2002 Form 10-QSB's to reflect this change in accounting treatment related to the guarantee fee.

         The Company has no additional borrowing capacity under the credit facility, and the lender has requested that the principal balance of the $320,000 line of credit either be reduced or collateralized by additional security by February 3, 2003. The Company does not believe it will be able to reduce the $320,000 line of credit balance or provide additional security by that date. The Company does not believe it could obtain substitute or additional debt financing, nor is there any assurance the bank will extend the line of credit beyond its current maturity date, discussed below. Rotherwood has advised the Company that it does not wish to continue the securities pledge indefinitely. The Company intends to obtain needed additional capital by selling shares of common stock to Rotherwood. Although the Company has no definitive agreement with Rotherwood, the Company is planning to sell 18 million shares of common stock to Rotherwood for cash at a purchase price of $0.05 per share. This transaction would provide $900,000 in much needed capital to the Company to reduce amounts owed under the bank credit facility and credit Rotherwood for a $125,000 advance used by the Company to pay relocation expenses. If Rotherwood makes the equity investment in the Company, Rotherwood plans to take the Company private following a short-form cash-out merger of the Company into Rotherwood. See Item 6- "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 2001 Form 10-KSB/A filed on December 26, 2002 and incorporated by reference herein for additional discussion of the credit facility and the proposed transactions with Rotherwood.

         In November 2002 the Company borrowed $125,000 from Rotherwood in the form of a demand note bearing interest at 7% to cover a portion of its relocation expenses. Rotherwood intends to convert this $125,000 demand note into common stock as part of the $900,000 proposed investment discussed above.

         Although the Company earned net income of $18,000 in the first quarter of 2002, the Company remains in a liquidity crisis, and there remains substantial doubt about the Company's ability to continue as a going concern.

         On October 3, 2002, the Company obtained an extension of the credit facility through February 3, 2003. The Company is not in compliance with the financial net worth covenant in the loan agreement governing the credit facility. For this and other reasons, the Company is unable to predict whether the bank will renew the credit facility when it matures in February 2003. If Rotherwood does not make the proposed equity investment in the Company and the Company does not reduce the principal balance of or further collateralize the $320,000 line of credit, the bank may not renew the credit facility and the Company could be required to seek bankruptcy protection or to cease operations.



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

         There are a number of reasons why investors should not place undue reliance on forward-looking statements. Among the risks and uncertainties that could cause the Company's actual results for future periods to differ materially from any forward-looking statements made are the following:

            o The inability of shareholders other than Rotherwood to participate in any future improvement in the Company's operations or financial condition, if the short-form merger and going private transaction are consummated
            o The Company's continuing declines in revenues, history of losses and uncertain future profitability
            o Questions about the Company's continuing viability as a going concern and management's plans to address that issue
            o Any failure of the Company's turnaround plan to achieve its objectives
            o The lack of borrowing capacity under the Company's bank credit facility
            o The possibility that the bank will not renew the Company's credit facility
            o The Company's lack of prospects for obtaining substitute or additional debt financing or any equity financing from a party other than Rotherwood
            o The possibility that the bank may call the credit facility if Rotherwood does not make the proposed investment in the Company or Rotherwood decides not to continue the securities pledge

            o  Rotherwood's intention to take the Company private
            o Fluctuations or reductions in product demand and market acceptance
            o  Continued adverse conditions in the office furniture industry
            o  The level of product development by the Company
            o  Capacity and supply constraints or difficulties
            o  The effect of new laws and regulations
            o  Unexpected additional expenses or operating losses
            o  Strong competition
            o  Reliance on certain vendors for key products and components
            o Deferred maintenance at the Company's owned facility from which it recently relocated, the potential need to renovate the facility in order to sell or lease it and the cost of future maintenance of that facility
            o If product and warranty liability claims exceed the amounts reserved
            o  Control by insiders

The foregoing list of risks and uncertainties is not meant to be complete.


ITEM 3.  CONTROLS AND PROCEDURES

A review and evaluation was performed by the Company's Acting Chief Executive Officer and Interim Chief Financial Officer (the "Executive Officer") of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing of this amended quarterly report. Based on that review and evaluation, the Executive Officer has concluded that the Company's current disclosure controls and procedures, as designed and implemented by him, were effective. There have been no significant changes in the Company's internal controls subsequent to the date of his evaluation. There were no significant material weaknesses identified in the course of such review and evaluation and, therefore, no corrective measures were taken by the Company.













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

         The Company had six open claims at December 31, 2001 and at March 31, 2002. During the first quarter of 2002, no new claims were filed against the Company. On April 22, 2002, the Company settled one of the six claims for $7,500. The total cost of legal fees and settlement costs for this claim was $49,500. The Company does not believe the remaining open claims will have materially different average results than historical experience described above. None of the claims allege damages in excess of policy limits. One of the claimants alleged damages of $375,000 and is discussed below. While management believes the Company has substantial defenses with respect to these claims, the ultimate outcome of such litigation cannot be predicted with certainty. Such claims are an ordinary aspect of the Company's business and industry. The Company believes these products are safe and reliable when assembled, used and maintained in a reasonable manner, and believes it adequately reserves against its reasonably likely exposure under these claims based upon past experience.

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

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION


Going Private Transaction

As a result of the Company's tenuous cash/liquidity position and its need for additional capital to execute its restructuring plans, the Company plans to enter into an investment transaction with Rotherwood. Rotherwood intends to purchase 18 million shares of newly issued Company common stock for a cash purchase price of $0.05 per share. This equity investment of $900,000 would allow the Company to reduce amounts owed under its bank line of credit and credit Rotherwood for a $125,000 advance used by the Company to pay relocation expenses. Upon Rotherwood's purchase of the shares, combined with the issuance of 800,000 shares of common stock per quarter in payment of a letter of credit/pledge fee to Rotherwood, Rotherwood would own more than 90% of the Company's outstanding shares of common stock. Rotherwood then plans to cause a "short-form" merger to occur in which each outstanding share of the Company's common stock owned by shareholders other than Rotherwood would be converted into the right to receive a cash payment of $0.05 per share for an aggregate cash consideration of $98,000, after which Rotherwood plans to take the Company private. The Company plans to amend its articles of incorporation to increase its authorized shares of common stock from 8,200,000 to 74,200,000 shares to permit Rotherwood to acquire the 18 million shares of common stock and permit Cramer to pay the 800,000 share quarterly letter of credit/pledge fee. Rotherwood intends to enter into such a transaction, but is not subject to any binding obligation to do so.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         None.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              CRAMER, INC.
                                              (Registrant)



Date: December 26, 2002                       /s/ Nicholas M. Christianson
                                              --------------------------------
                                              Nicholas M. Christianson
                                              Acting Chief Executive Officer and
                                              Secretary and Interim Chief
                                              Financial Officer

                                 CERTIFICATIONS

I, Nicholas Christianson, Acting Chief Executive Officer and Secretary and Interim Chief Financial Officer of Cramer, Inc., certify that:

     1. I have reviewed this quarterly report on Form 10-QSB/A of Cramer, Inc.;
     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this quarterly report;
     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

     Date: December 26, 2002        By:  /s/ Nicholas Christianson
                                       -----------------------------------------
                                    Nicholas Christianson
                                    Acting Chief Executive Officer and Secretary
                                      and Interim Chief Financial Officer

In connection with this quarterly report on Form 10-QSB/A of Cramer, Inc., I, Nicholas Christianson, Acting Chief Executive Officer and Secretary and Interim Chief Financial Officer of the registrant, hereby certify to the best of my knowledge and belief, that:

                  (1) This quarterly report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

                  (2) The information contained in this quarterly report fairly presents, in all material respects, the financial condition and results of operations of the registrant for and as of the end of such quarter.


                            By: /s/ Nicholas Christianson
                                ------------------------------------------------
                                Nicholas Christianson
                                Acting Chief Executive Officer and Secretary and Interim Chief Financial Officer

Date: December 26, 2002