Form 10QSB/A
period 2002-06-30
CRAMER INC
filed 2002-12-26
CIK 319497

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

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                  CRAMER, INC.
                                  BALANCE SHEET

                    (Amounts in Thousands, Except Share Data)

ASSETS

                                                                              6/30/02       12/31/01
                                                                              --------      --------
                                                                             (Unaudited)
Current assets:
     Cash                                                                           35           282
     Accounts receivable, net of allowance of $30                                  884           563
     Inventories, net of allowance of $105                                         897           721
     Prepaid expenses and other current assets                                     264           325
                                                                              --------      --------
              Total current assets                                               2,080         1,891

Property, plant and equipment
     At cost                                                                     6,233         6,215
     Accumulated depreciation                                                   (5,662)       (5,595)
                                                                              --------      --------
                                                                                   571           630
Other assets:
     Intangible pension asset                                                        0             4
                                                                              --------      --------


              Total Assets                                                    $  2,651      $  2,525
                                                                              ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
     Note payable                                                                2,320         2,320
     Accounts payable                                                              750           485
     Accounts payable- related party                                               133            69
     Accrued liabilities                                                           602           801
                                                                              --------      --------
              Total current liabilities                                          3,805         3,675

Noncurrent liabilities:
     Pension benefits payable                                                      279           326
     Other                                                                         218           218
                                                                              --------      --------
              Total noncurrent liabilities                                         497           544

Stockholders' Equity (Deficit):
     Common stock, no par value; authorized, 6,000,000 shares; issued and outstanding 4,039,607 shares at July 31, 2002
         and 4,041,400 at December 31, 2001                                      3,820         3,820
     Accumulated deficit                                                        (5,119)       (5,166)
                                                                              --------      --------
                                                                                (1,299)       (1,346)
     Minimum pension liability adjustment                                         (352)         (348)
                                                                              --------      --------
              Net stockholders' equity (deficit)                                (1,651)       (1,694)
                                                                              --------      --------

              Total Liabilities and Stockholders' Equity (Deficit)            $  2,651      $  2,525
                                                                              ========      ========


                   See Notes to Condensed Financial Statements

                                  CRAMER, INC.
                            STATEMENTS OF OPERATIONS
                                    UNAUDITED
                  (Amounts in Thousands, Except Per Share Data)



                                                               QUARTER ENDED                      SIX MONTHS ENDED
                                                         6/30/02            7/1/01            6/30/02           7/1/01
                                                       ------------      ------------      ------------      ------------
Net sales                                              $      2,217      $      2,519      $      4,249      $      5,817
Cost of sales                                                 1,471             1,807             2,796             4,381
                                                       ------------      ------------      ------------      ------------
              Gross profit                                      746               712             1,453             1,436

Operating expenses:
     Selling expenses                                           338               497               716             1,021
     General and administrative                                 358               341               639               638
                                                       ------------      ------------      ------------      ------------
              Total operating expenses                          696               838             1,355             1,659
                                                       ------------      ------------      ------------      ------------
              Income (loss) from operations                      50              (126)               98              (223)

Other income (expense):
     Interest expense, net                                      (28)              (45)              (58)              (99)
     Other, net                                                   6              (126)                7              (126)
                                                       ------------      ------------      ------------      ------------
              Total other income (expense)                      (22)             (171)              (51)             (225)
                                                       ------------      ------------      ------------      ------------

Income (loss) before income taxes                                28              (297)               47              (448)
Income tax expense (benefit)                                      0                 0                 0                 0
                                                       ------------      ------------      ------------      ------------

Net income (loss)                                      $         28      $       (297)     $         47      $       (448)
                                                       ============      ============      ============      ============

     Net income (loss) per share based on weighted
         average number of common equivalent
         shares outstanding                            $       0.01      $      (0.07)             0.01      $      (0.11)

     Weighted Average Common Equivalent
         Shares Outstanding   Basic                       4,039,607         4,041,400         4,040,504         4,041,400
                              Diluted                     4,039,607         4,041,400         4,040,504         4,041,400

There is no difference between Net Income (loss) and Total Comprehensive Income
(loss) for the quarter or six-month periods ending June 30, 2002 and July 1, 2001.

These interim financial statements contain all adjustments required for them to be comparable to the annual financial statements issued on Form 10KSB.

                   See Notes to Condensed Financial Statements

                                  CRAMER, INC.
                            STATEMENTS OF CASH FLOWS
                                    UNAUDITED
                             (Amounts in Thousands)


                                                                      Six Months Ended
                                                                   6/30/02        7/1/01
                                                                   --------      --------
Cash flows from operating activities:
     Net income (loss)                                             $     47          (448)
     Adjustments to reconcile net income (loss) to net cash
         flows from operating activities:
         Depreciation and amortization                                   78           106
         Changes in operating assets and liabilities:
              Accounts receivable                                      (321)          385
              Inventories                                              (178)          451
              Prepaid expenses and other assets                          61           (57)
              Intangible pension asset                                    4             0
              Accounts payable and accrued expenses                     130          (223)
              Other noncurrent liabilities                              (49)          (29)
                                                                   --------      --------

                      Net cash flows from operating activities         (228)          185
                                                                   --------      --------

Cash flows from investing activities:
     Capital expenditures                                               (19)          (28)
                                                                   --------      --------


                      Net cash flows from investing activities          (19)          (28)
                                                                   --------      --------

Cash flows from financing activities:
     Principal payments on notes payable                                  0          (157)
                                                                   --------      --------

                      Net cash flows from financing activities            0          (157)
                                                                   --------      --------

Net increase (decrease) in cash                                        (247)            0
Cash at beginning of year                                               282             0
                                                                   --------      --------

Cash at end of quarter                                             $     35      $      0
                                                                   ========      ========

Supplemental disclosures:
     Cash paid during the period for:
         Interest                                                  $     58      $     99
                                                                   ========      ========
         Income tax                                                $      0      $      0
                                                                   ========      ========

                   See Notes to Condensed Financial Statements

                                  CRAMER, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


     1. Interim Financial Statements

     The condensed interim financial statements included herein have been prepared by Cramer, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). The financial statements reflect adjustments of a normal recurring nature that are, in the opinion of management, necessary to present fairly such information. Although the Company believes that the disclosures are adequate to make the interim information presented not misleading, certain information and footnote disclosures, including significant accounting policies, normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These interim financial statements should be read in conjunction with the financial statements and the notes thereto included in the Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 2001 filed by the Company with the Commission on December 26, 2002 and incorporated by reference herein. Quarterly operating results may vary significantly and are not necessarily indicative of the results for the full year or any future period.

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

     General and administrative expenses increased $17,000 to $358,000 during the second quarter of 2002, compared to $341,000 in the second quarter of 2001. The increase was primarily the result of higher legal costs in the second quarter of 2002, due in part to favorable resolution of an employment matter and costs associated with filing an amended Form 10-KSB and the proposed going private transaction referred to in "Financial Condition, Liquidity and Capital Resources". In addition, guarantee fees related to Rotherwood's provision of a $2M letter of credit/securities pledge totaled $8,000 in the second quarter of 2002 and were not in effect during the second quarter of 2001.

     Interest expense totaled $28,000 in the second quarter of 2002, compared to $45,000 in the comparable period last year. This reduction was the result of lower interest rates in 2002.

     The Company had a net operating profit before tax of $28,000 in the second quarter of 2002, compared to a loss of $297,000 in the second quarter of 2001. Operating results improved, despite declining sales, due to reductions in overhead and improved margins.

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

     General and administrative expenses increased from $638,000 in the first six months of 2001 to $639,000 in the first six months of 2002. An increase in legal fees during the first six months of 2002 was offset in part by reduced labor costs. In addition, fees related to Rotherwood's provision of a letter of credit/securities pledge as security for the $2M bank loan totaled $16,000 in the first six months of 2002 and were not in effect during the first six months of 2001.

     Interest expense totaled $58,000 in the first six months of 2002, compared to $99,000 in the comparable period last year. This reduction was the result of lower interest rates in 2002.

     The Company had a net operating profit before tax of $47,000 in the first six months of 2002, compared to a loss of $448,000 in the first six months of 2001. Operating results improved, despite declining sales, due to reductions in overhead and improved margins.

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

     Accounts payable, related party increased from $69,000 at December 31, 2001 to $133,000 at June 30, 2002. This increase was the result of combined loan guarantee fees of $16,000 charged by Rotherwood for the first two quarters of 2002, in addition to fees charged by Rotherwood for the services of Greg Coward and Nick Christianson, who were not compensated directly by the Company.

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

     The outstanding balance under the Company's bank line of credit remained at $2,320,000, the maximum amount allowed under the facility, throughout the second quarter of 2002. The facility consists of a $2,000,000 loan and a $320,000 line of credit. The $2,000,000 loan is secured by a pledge of $2,000,000 in securities by Rotherwood, the Company's parent. The combined credit facility is also secured by security interests in the assets of both Cramer and Pacer Corporation, a company owned by Rotherwood.

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

     Although the Company earned net income of $28,000 in the second quarter of 2002 and net income of $47,000 in the first six months of 2002, the Company remains in a liquidity crisis, and there remains substantial doubt about the Company's ability to continue as a going concern.

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

     The Company was assessed $117,500 in penalties by OSHA as a result of an inspection conducted in 2000 and signed a settlement agreement with OSHA which calls for scheduled payments totaling $23,000 through February 1, 2004 (see "Patents, Trademarks and Government Regulation" in Item 1 of the 2001 10-KSB/A filed on December 26, 2002 and incorporated by reference herein).


ITEM 2.  CHANGES IN SECURITIES

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION


Going Private Transaction


As a result of the Company's tenuous cash/liquidity position and its need for additional capital to execute its restructuring plans, the Company plans to enter into an investment transaction with Rotherwood. Rotherwood intends to purchase 18 million shares of newly issued Company common stock for a cash purchase price of $0.05 per share. This equity investment of $900,000 would allow the Company to reduce the amount owed under its bank line of credit and credit Rotherwod for a $125,000 advance used by the Company to pay relocation expenses. Upon Rotherwood's purchase of the shares, combined with the issuance of 800,000 shares of common stock per quarter in payment of a letter of credit/pledge fee to Rotherwood, Rotherwood would own more than 90% of the Company's outstanding shares of common stock. Rotherwood then plans to cause a "short-form" merger to occur during the year 2002 in which each outstanding share of the Company's common stock owned by shareholders other than Rotherwood would be converted into the right to receive a cash payment of $0.05 per share for an aggregate cash consideration of $98,000, after which Rotherwood plans to take the Company private. The Company plans to amend its articles of incorporation to increase its authorized shares of common stock from 8,200,000 to 74,200,000 shares to permit Rotherwood to acquire the 18 million shares of common stock and permit Cramer to pay the 800,000 share quarterly letter of credit/pledge fee. Rotherwood intends to enter into such a transaction, but is not subject to any binding obligation to do so.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       CRAMER, INC.
                                       (Registrant)



Date: December 26, 2002                /s/ Nicholas M. Christianson
                                       -------------------------------------
                                       Nicholas M. Christianson
                                       Acting Chief Executive Officer and
                                       Secretary and Interim Chief Financial
                                       Officer

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

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

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

     Date: December 26, 2002      By:  /s/ Nicholas Christianson
                                     ------------------------------------------
                                  Nicholas Christianson
                                  Acting Chief Executive Officer and Secretary
                                  and Interim Chief Financial Officer

In connection with this quarterly report on Form 10-QSB of Cramer, Inc., I, Nicholas Christianson, Acting Chief Executive Officer and Secretary and Interim Chief Financial Officer of the registrant, hereby certify to the best of my knowledge and belief, that:

               (1) This quarterly report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

               (2) The information contained in this quarterly report fairly presents, in all material respects, the financial condition and results of operations of the registrant for and as of the end of such quarter.


                                       By:   /s/ Nicholas Christianson
                                             -------------------------
                                             Nicholas Christianson
                                             Acting Chief Executive Officer and
                                             Secretary and Interim Chief
                                             Financial Officer

Date: December 26, 2002