Form 10KSB/A
period 2001-12-31
CRAMER INC
filed 2003-01-24
CIK 319497

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                               Amendment No. 4 to

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

Yes [_] No [X] (The issuer's annual report on Form 10-KSB for the year ended December 31, 2000 and the issuer's quarterly report on Form 10-QSB for the quarter ended April 1, 2001 were filed late.)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,039,607 shares of common stock (December 31, 2002).

Transitional Small Business Disclosure Format (check one): Yes[_] No [X]

                                      INDEX



                                                                        PAGE NO.
                                                                        --------

PART I

     Item 1.      Description of Business                                      4
     Item 2.      Description of Property                                     12
     Item 3.      Legal Proceedings                                           12
     Item 4.      Submission of Matters to a Vote of Security Holders         13

PART II

     Item 5.      Market for Common Equity and Related Stockholder Matters    14
     Item 6.      Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                         15
     Item 7.      Financial Statements                                        22
     Item 8.      Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure                         38

PART III

     Item 9.      Directors, Executive Officers, Promoters and Control
                  Persons; Compliance with Section 16(a) of the Exchange Act  39
     Item 10.     Executive Compensation                                      39
     Item 11.     Security Ownership of Certain Beneficial Owners and
                  Management                                                  39
     Item 12.     Certain Relationships and Related Transactions              39
     Item 13.     Exhibits and Reports on Form 8-K                            39
     Item 14.     Controls and Procedures                                     40

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

Substantial Doubt About the Company's Ability to Continue as a Going Concern

The Company experienced continued recurring losses from operations, cash flow difficulties and negative working capital during 2000 and 2001. As a result, the Company is not in compliance with the financial net worth covenant in its bank credit agreement, which includes a $2,000,000 loan and a $320,000 line of credit. The $320,000 line of credit has been classified as non-performing. The Company earned net income of $87,000 in the first nine months of 2002 but remains in a liquidity crisis and has a substantial accumulated deficit and continued declines in sales. The Company initially relied on a letter of credit posted by Rotherwood Ventures, LLC ("Rotherwood") and subsequently on Rotherwood's pledge of $2M of securities to the lender, in addition to the assets of Pacer, Inc. a wholly owned subsidiary of Rotherwood, to secure the Company's $2,000,000 bank loan. This credit facility has been extended to May 3, 2003. There can be no assurance that the Company can further extend the bank credit agreement or obtain substitute or additional debt financing, or obtain any third-party equity financing, or that a proposed $900,000 equity investment in the Company by Rotherwood will be consummated (see Item 5- "Market for Common Equity and Related Stockholder Matters" and Item 6- "Management's Discussion and Analysis of Financial Condition and Results of Operations"), and thus there is no assurance the Company can remain in business or avoid bankruptcy proceedings.

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

The Company's auditors, in their revised audit report on the Company's 2001 financial statements, opined that these financial statements and operational conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's previous auditors also issued a "going concern" opinion on our 2000 financial statements (see Item 6 - "Management's Discussion and Analysis of Financial Condition and Results of Operations", the financial statements and notes thereto in Item 7 and "Management Changes and Turnaround Plan" below).

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

                                          Year Ended December 31,
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

     The Company participates with Pacer Corporation, an affiliate of Rotherwood, in a combined credit facility of $2,320,000 (consisting of a $320,000 revolving line of credit and a $2,000,000 loan) which is secured by substantially all of the assets of the Company and Pacer. The Company borrowed an additional $18,000 from its combined bank credit facility in 2001, increasing the total outstanding balance to the maximum amount allowed under the agreement, or $2,320,000. The $2,000,000 loan is also secured by Rotherwood's pledge of $2,000,000 in securities as collateral for the loan. The $2,000,000 securities pledge replaced a $2,000,000 letter of credit previously posted by Rotherwood in favor of the lender. Cramer and Pacer are jointly liable for principal and interest under the loans, and each company may obtain advances under the loans. However, because all existing advances under the loans have been made to Cramer, Cramer is currently making all interest payments under the loans. The loans are fully drawn, and thus neither company may obtain any further advances under the loans unless and until the principal amounts are reduced. The loans matured on January 27, 2002 and have been temporarily extended at periodic intervals, with the latest extension expiring on May 3, 2003.

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

     In addition, Cramer and Pacer are not in compliance with the $500,000 financial net worth covenant under the loans, and the $320,000 credit line has been classified as non-performing. The lender has requested that the Company either reduce the principal balance of the $320,000 revolving credit line or provide additional collateral in the form of a guaranty or additional security by May 3, 2003, and the Company believes the lender may call that loan if it did not pay off the loan or provide additional security by that date. The Company does not believe it will be able to reduce the $320,000 line of credit balance or provide additional security by that date. The Company does not believe the lender will call the $2,000,000 loan so long as Rotherwood maintains its securities pledge as collateral for that loan; however, Rotherwood has advised the Company that it does not wish to continue the securities pledge indefinitely. The
     Company does not have sufficient assets to pay off the loans, so any acceleration of either or both loans by the bank could force the Company to declare bankruptcy, cease operations and liquidate. If the bank were to call the $2,000,000 loan and foreclose upon the collateral posted by Rotherwood, Rotherwood could succeed to the bank's position as the lender on that loan, call the loan and proceed against the Company's assets in satisfaction of the loan. Rotherwood has no personal liability under the $2,000,000 loan in excess of the value of its pledged collateral. The Company believes that the latest loan extension granted by the bank was made with the expectation that the principal balance of the $320,000 credit line would be reduced or that the Company would provide additional collateral or guarantees on the $320,000 credit line by the May 3, 2003 extended maturity date.

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




ITEM 7. FINANCIAL STATEMENTS

The following financial statements of Cramer, Inc. are included herewith:


                                TABLE OF CONTENTS
                                                                          Page
                                                                          -----

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

As discussed in Note 14 to the financial statements, an error resulting in an overstatement of the previously reported 2001 net loss, accumulated deficit and accounts payable-related party was discovered by management during the current year. Accordingly, the 2001 financial statements have been restated to correct the error.


/s/ Stirtz Bernards Boyden Surdel & Larter, P.A.

Stirtz Bernards Boyden Surdel & Larter, P.A.
Edina, Minnesota
March 6, 2002, except for Note 14, as to which the date is November 25, 2002

                                                                            F-1a




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



/s/ Deloitte & Touche LLP

Deloitte & Touche LLP
Kansas City, Missouri
May 4, 2001

                                  CRAMER, INC.

                                 BALANCE SHEETs

                    (Amounts In Thousands, Except Share Data)


                                                                                       December 31,
                                                                        --------------------------------------------
                                                                                2001                   2000
                                                                        ---------------------  ---------------------
                                ASSETS                                       (Restated)
                                ------

Current assets:
   Cash                                                                   $           282        $          -
   Accounts  receivable,  less  allowance for doubtful  accounts of
     $30 in 2001 and $38 in 2000                                                      563                  1,509
   Inventories,  less allowance for  obsolescence  and shrinkage of
     $110 in 2001 and $162 in 2000                                                    721                  1,558
   Prepaid expenses and other current assets                                          325                    336
                                                                        -----------------      -----------------

         Total current assets                                                       1,891                  3,403
                                                                        -----------------      -----------------




Property, plant and equipment                                                       6,215                  6,187
Less accumulated depreciation                                                      (5,585)                (5,369)
                                                                        -----------------      -----------------

         Total property, plant and equipment                                          630                    818
                                                                        -----------------      -----------------




Other assets:
   Intangible pension asset                                                             4                     56
                                                                        -----------------      -----------------




         Total assets                                                     $         2,525        $         4,277
                                                                          ===============        ===============


                       See Notes to Financial Statements.




(Balance Sheets, continued)



                                                                                       December 31,
                                                                        --------------------------------------------
                                                                                2001                   2000
                                                                        ---------------------  ---------------------
            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                    (Restated)
            ----------------------------------------------

Current liabilities:
   Cash overdrafts                                                        $          -           $           282
   Notes payable                                                                    2,320                  2,302
   Accounts payable                                                                   485                  1,004
   Accounts payable - related party                                                    69                   -
   Accrued liabilities                                                                801                    664
                                                                        -----------------      -----------------

         Total current liabilities                                                  3,675                  4,252
                                                                        -----------------      -----------------

Noncurrent liabilities:
   Pension benefits payable                                                           326                    316
   Other                                                                              218                    185
                                                                        -----------------      -----------------

         Total noncurrent liabilities                                                 544                    501
                                                                        -----------------      -----------------

Commitments and contingencies (Note 7)

Stockholders' equity (deficit):
   Common stock, no par value, authorized, 6,000,000 shares; issued and outstanding 4,041,400 shares in 2001 and 4,051,400
     shares in 2000                                                                 3,820                  3,824
   Accumulated deficit                                                             (5,166)                (3,996)
                                                                        ------------------     -----------------
                                                                                   (1,346)                  (172)
   Accumulated other comprehensive income (loss)                                     (348)                  (304)
                                                                        -----------------      -----------------
         Total stockholders' equity (deficit)                                      (1,694)                  (476)
                                                                        ------------------     -----------------

         Total liabilities and stockholders' equity (deficit)             $         2,525        $         4,277
                                                                          ===============        ===============


                                  CRAMER, INC.

                            STATEMENTS OF OPERATIONS

                  (Amounts In Thousands, Except Per Share Data)



                                                                                 Years Ended December 31,
                                                                        --------------------------------------------
                                                                                2001                   2000
                                                                        ---------------------  ---------------------
                                                                              (Restated)

Net sales                                                                 $        10,447        $        13,097
Cost of sales                                                                       8,133                  9,756
                                                                        -----------------      -----------------

         Gross profit                                                               2,314                  3,341
                                                                        -----------------      -----------------

Operating expenses:
   Selling                                                                          2,023                  2,405
   General and administration                                                       1,273                  1,222
   Impairment of intangibles                                                         -                       289
                                                                        -----------------      -----------------

         Total operating expenses                                                   3,296                  3,916
                                                                        -----------------      -----------------

         Loss from operations                                                        (982)                  (575)

Other expense:
   Interest expense                                                                  (174)                  (222)
   Other                                                                              (14)                  (220)
                                                                        -----------------      -----------------

         Loss before income taxes                                                  (1,170)                (1,017)

Income taxes                                                                         -                      -
                                                                        -----------------      --------------

         Net loss                                                         $        (1,170)       $        (1,017)
                                                                          ================       ===============


Net loss per common share - basic and diluted                             $          (.29)       $         (0.25)
                                                                          ================       ===============

Weighted  average  number of common  and common  equivalent  shares
   outstanding, basic and diluted                                                   4,041                  4,051
                                                                        =================      =================

Comprehensive loss:
   Net loss                                                               $        (1,170)       $        (1,017)
   Minimum pension liability adjustment, net of $-0- taxes                            (44)                  (107)
                                                                        -----------------      -----------------

         Total comprehensive loss                                         $        (1,214)       $        (1,124)
                                                                          ================       ===============


                       See Notes to Financial Statements.

                                  CRAMER, INC.

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                             (Amounts in Thousands)


                                                                                                    Accumulated          Total
                                                                                                       Other          Stockholders'
                                                  Number           Common           Accumulated     Comprehensive        Equity
                                                of Shares          Stock              Deficit       Income (Loss)       (Deficit)

                                              -------------    -------------       -------------    --------------    --------------


BALANCE, December 31, 1999                         4,051         $   3,824          $  (2,979)       $      (197)      $       648

   Net loss                                         -                 -                (1,017)              -               (1,017)

   Minimum pension liability adjustment             -                 -                  -                  (107)             (107)
                                              -------------    -------------       -------------    --------------    --------------

BALANCE, December 31, 2000                         4,051             3,824             (3,996)              (304)             (476)

   Net loss (Restated)                              -                 -                (1,170)              -               (1,170)

   Retirement of common stock                        (10)               (4)              -                  -                   (4)

   Minimum pension liability adjustment             -                 -                  -                  (44)               (44)
                                              -------------    -------------       -------------    --------------    --------------

BALANCE, December 31, 2001 (Restated)              4,041         $   3,820          $  (5,166)       $     (348)        $   (1,694)
                                              =============    =============       =============    ==============    ==============


                       See Notes to Financial Statements.

                                                                             F-5
                                  CRAMER, INC.

                            STATEMENTS OF CASH FLOWS

                           Increase (Decrease) in Cash

                             (Amounts in Thousands)


                                                        Years Ended December 31,
                                                     ---------------------------
                                                        2001             2000
                                                     ----------       ----------
                                                     (Restated)
Cash flows from operating activities:
   Net loss                                          $  (1,170)       $  (1,017)
   Adjustments to reconcile net loss to net
     cash flows from operating activities:
       Depreciation                                        218              267
       Impairment of intangibles                           -                289
   Changes in operating assets and liabilities:
     Accounts receivable                                   946             (246)
     Inventories                                           837             (203)
     Prepaid expenses and other current assets              11              (27)
     Intangible pension asset                               52               52
     Accounts payable and accrued liabilities             (313)             725
     Noncurrent pension benefits payable                   (34)             (92)
     Other noncurrent liabilities                           33              (43)
                                                     ----------       ----------
         Net cash flows from operating activities          580             (295)
                                                     ----------       ----------

Cash flows from investing activities:
   Purchases of property, plant and equipment              (30)            (250)
                                                     ----------       ----------

Cash flows from financing activities:
   Retirement of common stock                               (4)             -
   Net change in cash overdraft                           (282)              85
   Net change in notes payable                              18              460
                                                     ----------       ----------
         Net cash flows from financing activities         (268)             545
                                                     ----------       ----------

         Net change in cash                                282              -

Cash at beginning of year                                  -                -
                                                     ----------       ----------

Cash at end of year                                  $     282        $     -
                                                     ==========       ==========


Supplemental Disclosures of Cash Flow Information:

   Cash paid during the year for:
     Interest                                        $     174        $     222
                                                     ==========       ==========

     Income tax                                      $     -                -
                                                     ==========       ==========

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

     Shipping and Handling Costs

     Shipping and handling costs are included in cost of sales.


2.   Inventories

     Inventories consisted of the following (in thousands):

                                                         2001           2000
                                                      -----------    -----------

         Raw materials                                $    482       $  1,067
         Work-in-process                                   126            490
         Finished goods                                    223            163
         Reserve for obsolescence and shrinkage           (110)          (162)
                                                      -----------    -----------

                                                      $    721       $  1,558
                                                      ===========    ===========


3.   Property, Plant and Equipment

     Property, plant and equipment consisted of the following (in thousands):

                                                                    Estimated
                                      2001           2000          Useful Lives
                                   ----------     ----------     ---------------

        Land                       $      29      $      29             -
        Buildings                        917            908          5  - 40
        Machinery and equipment        3,861          3,848          3  - 10
        Furniture and equipment        1,408          1,402          5  - 10
                                   ----------     ----------
                                   $   6,215      $   6,187
                                   ==========     ==========

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


5.   Income Taxes

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 2001 and 2000, are as follows (in thousands):

                                                   2001               2000
                                              --------------     ---------------
        Deferred tax assets:
          Net operating loss carryforwards    $      4,377        $      4,011
          Tax credit carryforwards                    -                    317
          Pension costs                                126                 102
          Product liability accrual                     85                  72
          Accrued compensation and vacations             7                  22
          Warranty accrual                              87                  39
          Inventories                                   51                  86
          Other - net                                   29                  37
                                              --------------     ---------------

              Total deferred tax assets              4,762               4,686
              Deferred tax liabilities                -                    (16)
                                              --------------     ---------------

              Net deferred tax asset                 4,762               4,670
              Valuation allowance                   (4,762)             (4,670)
                                              --------------     ---------------

                                              $       -           $       -
                                              ==============     ===============

     A reconciliation of the income tax provision (benefit) to the amounts computed at the federal statutory rate is as follows (in thousands):

                                                        2001            2000
                                                    -------------   ------------

        Tax provision (benefit) at statutory rate   $     (398)     $     (333)
        State income taxes, net of federal taxes           (60)            (45)
        Changes in valuation  reserve  related to
          utilization or generation of tax credits
          and net operating loss carryforwards             466             381
        Other                                               (8)             (3)
                                                    ------------    ------------

                                                    $      -        $      -
                                                    ===========     ============

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

     Net pension costs included the following components (in thousands):

                                                            2001         2000
                                                         -----------  ----------

        Service cost - benefits earned during the period $     -      $    -
        Interest cost on projected benefit obligation            52         58
        Expected return on plan assets                          (38)       (43)
        Net amortization and deferral                            69         59
                                                         ----------   ----------

            Total pension costs                          $       83   $     74
                                                         ==========   ==========

     Net regular periodic pension cost was calculated using the following assumptions:

                                                      2001           2000
                                                  ------------   ---------------

            Weighted Average Discount Rate            7.0%           7.5%
            Expected Long-Term Rate of Return         8.0%           8.0%

     The plan's funded status as of December 31, 2001 and 2000, is summarized below (in thousands):

                                                                              2001              2000
                                                                        ---------------    ---------------

            Actuarial present value of projected benefit obligation     $       (705)      $       (781)
            Plan assets at fair value                                            379                465
            Remaining unrecognized net transition obligation                       4                 56
            Unrecognized net loss                                                348                304
            Adjustment required to recognize minimum liability                  (352)              (360)
                                                                        ---------------    ---------------

            Net pension liability recognized                            $       (326)      $       (316)
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

     The fair value of plan assets changed in 2001 and 2000, as follows (in thousands):


                                                                              2001              2000
                                                                        ---------------    ---------------

            Fair value of plan assets, beginning of year                $        465       $       503
            Contributions                                                         65               114
            Benefit payments                                                     (88)             (100)
            Investment return, net of investment expenses                        (63)              (52)
                                                                        ---------------    ---------------

                  Fair value of plan assets, end of year                $        379       $       465
                                                                        ===============    ===============


     The projected benefit obligation in 2001 and 2000, as follows (in thousands):

                                                                              2001             2000
                                                                       ---------------    ---------------

            Projected benefit obligation, beginning of year            $        (781)     $      (805)
            Interest costs                                                       (52)             (58)
            Benefits paid                                                         88              100
            Actuarial gains and (losses)                                          40              (18)
                                                                       ---------------    ---------------

                  Projected benefit obligation, end of year            $        (705)     $      (781)
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


8.   Related Party Transactions

     Rotherwood, the Company's majority owner, provides management services to the Company. The cost to the Company for these services was approximately $91,500 in 2001 and $28,000 in 2000. In addition, Cramer incurred a 2001 expense of $8,000 for a loan guarantee fee by Rotherwood (see Note 14). At December 31, 2001, Cramer owed Rotherwood $68,900 for these expenses along with other expenses incurred by Rotherwood for the benefit of Cramer.


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

14.  Restatement of 2001 Financial Statements

     The 2001 financial statements have been restated to reflect a Rotherwood loan guarantee fee of $8,000 for the fourth quarter of 2001 rather than $40,000 as previously reported. Rotherwood had agreed to accept 800,000 shares of common stock per quarter as payment of the guarantee fee. The Company recorded the transaction using the exchange value agreed to by Rotherwood of $.05 per share, resulting in an expense of $40,000 (800,000 shares X $.05/share = $40,000). In the current year, the Company determined the transaction should have been recorded using a fair value of $.01 per share, resulting in an expense of $8,000 (800,000 shares X $.01/share = $8,000). The effect of the restatement was to reduce the previously reported 2001 net loss, accumulated deficit and accounts payable-related party by $32,000. The restatement also reduced the basic and diluted net loss per common share from $.30 to $.29.



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

The Audit Committee assists the Company in fulfilling its responsibility for our accounting and financial reporting practices and our annual audited financial statements. As part of these duties, the Audit Committee:

     o    engages the independent accounting firm to be retained each year

     o approves the performance of audit and permitted non-audit services by the independent accountants

     o    reviews the activities of our internal accounting staff

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

Mr. Christianson is compensated by a Rotherwood affiliate and does not receive any compensation from the Company for serving as Interim Chief Financial Officer or Acting President and Chief Executive Officer or Acting Secretary. Mr. Christianson's compensation from the Rotherwood affiliate is not related to Cramer's performance. Rotherwood charges Cramer a fee as compensation for making Mr. Christianson's services available to the Company, based upon the amount of time spent by him on the Company's business. Rotherwood has charged fees to the Company for Mr. Christianson's services in the amount of $64,800 for the period from April 1-December 31, 2002.


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

       ------------------------ ----------- -----------------------------------
          Name and Principal                       Annual Compensation
              Position              Year
              (a) (b)
       ------------------------ ----------- --------------- -------------------
                                              Salary ($)        Bonus ($)
                                                  (c)              (d)
       ------------------------ ----------- --------------- -------------------
       Robert Kovach(1)            2001        $ 23,138             $0
       President and COO
       ------------------------ ----------- --------------- -------------------
                                   2000        $128,000             $0
       ------------------------ ----------- --------------- -------------------
                                   1999        $124,676          $12,000
       ------------------------ ----------- --------------- -------------------
       Jeffrey Myer(2)             2001        $ 47,855             $0
       Vice President, Sales
       and Marketing
       ------------------------ ----------- --------------- -------------------
                                   2000        $111,592          $10,000
       ------------------------ ----------- --------------- -------------------
                                   1999        $107,945          $ 5,000
       ------------------------ ----------- --------------- -------------------

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


ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT -


Except as set forth below, we know of no single person or group that is the beneficial owner of more than 5% of the Company's outstanding stock:

                                           Amount and Nature of       Percent of
Name and Address of Beneficial Owner     Beneficial Ownership (1)      Class (6)
-------------------------------------    ------------------------    -----------
Rotherwood Ventures LLC                       2,083,212(2)(3)            51.6%
301 Carlson Parkway
Minnetonka, Minnesota 55305

James R. Zicarelli(2)(3)(4)                   2,083,212(2)(3)(5)         51.6%
301 Carlson Parkway
Minnetonka, Minnesota  55305


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

--------------------------------  --------------------------- ------------------
                                      Amount and Nature of     Percent of Shares
     Name of Beneficial Owner         Beneficial Ownership      Outstanding (4)
--------------------------------  --------------------------- ------------------
     James R. Zicarelli(1)                   2,083,212(2)            51.6%
--------------------------------  --------------------------- ------------------
     David E. Crandall                       125,341(3)               3.1%
--------------------------------  --------------------------- ------------------
     Nicholas Christianson                        0                     0%
--------------------------------  --------------------------- ------------------
     All officers and directors
     as a group (4 persons)                   2,208,553              54.7%
--------------------------------  --------------------------- ------------------

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

In exchange for Rotherwood's financial accommodations to the Company, without which the Company could not have obtained the $2,000,000 loan and the $2,000,000 loan would probably be called, the Company has agreed to pay Rotherwood a quarterly fee of 2% of the letter of credit/pledge amount to be paid in shares of common stock. The Company is seeking to amend its Articles to increase its authorized common stock to enable the Company to pay this fee in common stock beyond the first quarter of 2002. The Company also seeks to increase its authorized common stock for the purpose of issuing common stock to Rotherwood in the proposed $900,000 investment transaction (see Item III - "Issuance of Common Stock to Rotherwood for Cash and Subsequent `Going Private' Transaction"). It is expected that approximately $775,000 from this investment would be used to reduce the principal balance of the loan(s), with the remaining $125,000 used to credit Rotherwood for a $125,000 advance used by the Company to pay relocation expenses.

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

If Rotherwood makes the proposed equity investment in the Company, the Company would become a 90% subsidiary of Rotherwood, permitting Rotherwood to effect a short-form merger of the Company into Rotherwood without the approval of the Public Shareholders. The Public Shareholders would receive $0.05 per share in cash in the Merger, subject to proper exercise of their appraisal rights under Kansas law. Following completion of the Merger, Rotherwood intends to take the Company "private" by terminating its status as a reporting company under the Exchange Act (See Item III below, Item 6, "Management's Discussion and Analysis of Financial Condition and Results of Operations", and the Transaction Statement on Form 13E-3 filed jointly by the Company and Rotherwood, Rotherwood Investments and Mr. Zicarelli (Rotherwood, Rotherwood Investments and Mr. Zicarelli are collectively referred to as the "Rotherwood Entities") incorporated by reference herein).

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

                                  CRAMER, INC.



__________, 2003                  /s/ Nicholas M. Christianson
                                  ----------------------------------------------
                                  Acting Chief Executive Officer, Secretary and
                                  Interim Chief Financial Officer  (Principal
                                  Executive Officer and Principal Financial and
                                  Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.



_________, 2003                   /s/ James R. Zicarelli
                                  ----------------------------------------------
                                  James R. Zicarelli
                                  Director



_________, 2003                   /s/ David E. Crandall
                                  ----------------------------------------------
                                  David E. Crandall
                                  Director

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



e:  __________, 2003                By:  /s/ Nicholas Christianson
                                         ---------------------------------------
                                         Nicholas Christianson
                                         Acting  Chief  Executive   Officer  and
                                         Secretary  and  Interim Chief
                                         Financial Officer


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

Date:  __________, 2003