Form 10QSB/A
period 2002-03-31
CRAMER INC
filed 2003-01-24
CIK 319497

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              450 Fifth Street, NW
                             Washington, D.C. 20549

                               Amendment No. 2 to

                                   Form 10-QSB




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

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X} No[_]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,039,607 shares of common stock, no par value as of December 31, 2002.

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                  CRAMER, INC.
                                  BALANCE SHEET

                    (Amounts in Thousands, Except Share Data)

ASSETS
                                                           3/31/02      12/31/01
                                                                (unaudited)
--------------------------------------------------------------------------------
                                                          (Restated)  (Restated)
--------------------------------------------------------------------------------
Current assets:
     Cash                                                         0         282
     Accounts receivable, net of allowance of $30               814         563
     Inventories, net of allowance of $105                      679         721
     Prepaid expenses and other current assets                  295         325
                                                            --------    --------
              Total current assets                            1,788       1,891

Property, plant and equipment
     At cost                                                  6,224       6,215
     Accumulated depreciation                                (5,623)     (5,595)
                                                            --------    --------
                                                                600         630
Other assets:
     Intangible pension asset                                     0           4
                                                            --------    --------


              Total Assets                                 $  2,388    $  2,525
                                                            ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
     Cash overdrafts                                       $     53    $      0
     Note payable                                             2,320       2,320
     Accounts payable                                           464         485
     Accounts payable- related party                             85          69
     Accrued liabilities                                        636         801
                                                            --------    --------
              Total current liabilities                       3,558       3,675

Noncurrent liabilities:
     Pension benefits payable                                   287         326
     Other                                                      223         218
                                                            --------    --------
              Total noncurrent liabilities                      510         544

Stockholders' Equity (Deficit):
     Common stock,  no par  value;  authorized,
          6,000,000  shares;  issued  and
          outstanding  4,041,246  shares  at
          April  30,  2002 and  4,041,400  at
          December 31, 2001                                   3,820       3,820
     Accumulated deficit                                     (5,148)     (5,166)
                                                            --------    --------
                                                             (1,328)     (1,346)
     Minimum pension liability adjustment                      (352)       (348)
                                                            --------    --------
          Net stockholders' equity (deficit)                 (1,680)     (1,694)
                                                            --------    --------
          Total Liabilities and Stockholders'
               Equity (Deficit)                            $  2,388    $  2,525
                                                            ========    ========


                   See Notes to Condensed Financial Statements

                                  CRAMER, INC.
                            STATEMENTS OF OPERATIONS
                                    UNAUDITED
                  (Amounts in Thousands, Except Per Share Data)



                                                           THREE MONTHS ENDED
                                                         3/31/02         4/1/01
                                                        (Restated)
--------------------------------------------------------------------------------

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

                   See Notes to Condensed Financial Statements

                                  CRAMER, INC.
                            STATEMENTS OF CASH FLOWS
                                    UNAUDITED
                             (Amounts in Thousands)


                                                             Three Months Ended
                                                              3/31/02   4/1/01
                                                                  (Restated)
--------------------------------------------------------------------------------

Cash flows from operating activities:
     Net income (loss)                                        $   18    $ (151)
     Adjustments to reconcile net income (loss) to net cash
         flows from operating activities:
         Depreciation and amortization                            39        51
         Changes in operating assets and liabilities:
              Accounts receivable                               (251)      334
              Inventories                                         42       266
              Prepaid expenses and other assets                   30       (13)
              Intangible pension asset                             4         0
              Accounts payable and accrued expenses             (170)     (450)
              Noncurrent pension benefits payable                (43)        0
              Other noncurrent liabilities                         5        11
                                                              -------   --------

                      Net cash flows from operating activities  (326)       48
                                                              -------   --------

Cash flows from investing activities:
     Capital expenditures                                         (9)      (17)
                                                              -------   --------


                      Net cash flows from investing activities    (9)      (17)
                                                              -------   --------

Cash flows from financing activities:
     Principal payments on notes payable                           0       (31)
     Increase in cash overdrafts                                  53         0
                                                              -------   --------

                      Net cash flows from financing activities    53       (31)
                                                              -------   --------

Net increase (decrease) in cash                                 (282)        0
Cash at beginning of year                                        282         0
                                                              -------   --------

Cash at end of quarter                                        $    0    $    0
                                                              =======   ========

Supplemental disclosures:
     Cash paid during the period for:
         Interest                                             $   30    $   54
                                                              =======   ========
         Income tax                                           $    0    $    0
                                                              =======   ========



                   See Notes to Condensed Financial Statements

                                  CRAMER, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


1. Interim Financial Statements

The condensed interim financial statements included herein have been prepared by Cramer, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). The financial statements reflect adjustments of a normal recurring nature that are, in the opinion of management, necessary to present fairly such information. Although the Company believes that the disclosures are adequate to make the interim information presented not misleading, certain information and footnote disclosures, including significant accounting policies, normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These interim financial statements should be read in conjunction with the financial statements and the notes thereto included in the Annual Report on Form 10-KSB/A for fiscal year ended December 31, 2001 filed by the Company with the Commission on April 1, 2002. Quarterly operating results may vary significantly and are not necessarily indicative of the results for the full year or any future period.

2. Restatement of Accrued Loan Guaranty Expense

The Company accrued a Rotherwood loan guarantee fee of $40,000 for the fourth quarter of 2001 and $40,000 in each of the first and second quarters of 2002. Rotherwood had agreed to accept 800,000 shares of common stock per quarter as payment for the guarantee fee. The Company recorded the transactions using the exchange value agreed to by Rotherwood of $.05 per share, resulting in an expense of $40,000 per quarter (800,000 shares X $.05/share). The Company has since determined that the loan guarantee fee should have been recorded using a fair value of $.01 per share, resulting in an expense of $8,000 per quarter (800,000 shares X $.01/share = $8,000). Accordingly, the Company has filed amendments to its 2001 Form 10-KSB/A and first and second quarter 10-QSB's for the purpose of restating its earnings (loss) for the affected periods to take the revised expense accrual into account (see Item 2 - "Management's Discussion and Analysis"). The effect of the restatement in the first quarter of 2002 was to increase the previously reported earnings and reduce accumulated deficit and accounts payable-related party by $32,000. The restatement did not impact the basic and diluted earnings per common share of $0.00.

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

     Accounts payable, related party increased from $69,000 at December 31, 2001 to $85,000 at March 31, 2002. This increase was the result of loan guarantee fees of $8,000 charged by Rotherwood for the first two quarters of 2002, in addition to fees charged by Rotherwood for the services of Greg Coward and Nick Christianson, who were not compensated directly by the Company.


     Capital expenditures of $9,000 during the first quarter of 2002 related to the purchase of additional tooling.

     The outstanding balance under the Company's bank line of credit remained at $2,320,000, the maximum amount allowed under the facility, throughout the first quarter of 2002. The facility consists of a $2,000,000 loan and a $320,000 line of credit. As of March 31, 2002, the $2,000,000 loan was secured by a $2,000,000 letter of credit posted by Rotherwood, the Company's parent. On April 28, 2002, the credit facility was extended to June 28, 2002 and the letter of credit was replaced by a pledge of $2,000,000 in securities by Rotherwood. The combined credit facility is also secured by security interests in the assets of both Cramer and Pacer Corporation, a company owned by Rotherwood. Cramer and Pacer are co-borrowers on the total amount of the credit facility. In exchange for Rotherwood's financial accommodation to the Company, without which the bank would probably call the $2,000,000 loan, the Company agreed to pay Rotherwood a fee equal to 2% per quarter of the total amount of the pledge until the pledge agreement expires. Rotherwood agreed to accept 800,000 shares of common stock per quarter in payment of the guarantee fee at an agreed upon exchange value of $0.05 per share. The Company originally accrued guarantee fees of $40,000 for the fourth quarter of 2001 and $40,000 in each of the first and second quarters of 2002 based upon that exchange rate. The Company in 2001 obtained an independent appraisal which determined that the fair market value of the Company's common stock was $0.01 per share. The Company and Rotherwood determined that the $0.05 per share exchange rate would be less dilutive to the Company's shareholders other than Rotherwood (the "Public Shareholders"), because it would result in fewer shares being issued to Rotherwood each quarter (800,000 shares) than if the shares were valued at an exchange rate of $0.01 (4,000,000 shares). The $0.05 per share exchange value was also consistent with the price per share being paid by Rotherwood for 18 million new shares of the Company, and the price being paid by Rotherwood to the Public Shareholders in a proposed cash-out merger, as described below. The Company has since determined that the guarantee fee should have been recorded on the basis of the fair market value of the consideration being paid to Rotherwood in the form of common stock ($8,000, or 800,000 shares x $0.01 per share) rather than on the basis of the exchange rate agreed to by Rotherwood ($40,000, or 800,000 shares x $0.05 per share). The effect of this accounting change is to decrease accrued expenses and decrease net loss by $32,000 for the fourth quarter of 2001 and to decrease accrued expenses and increase net earnings by $32,000 in each of the first two quarters of 2002. The Company has restated the financial results reported in its 2001 Form 10-KSB/A and its first and second quarter 2002 Form 10-QSB's to reflect this change in accounting treatment related to the guarantee fee.

     The Company has no additional borrowing capacity under the credit facility, and the lender has requested that the principal balance of the $320,000 line of credit either be reduced or collateralized by additional security by May 3, 2003. The Company does not believe it will be able to reduce the $320,000 line of credit balance or provide additional security by that date. The Company does not believe it could obtain substitute or additional debt financing, nor is there any assurance the bank will extend the line of credit beyond its current maturity date, discussed below. Rotherwood has advised the Company that it does not wish to continue the securities pledge indefinitely. The Company intends to obtain needed additional capital by selling shares of common stock to Rotherwood. Although the Company has no definitive agreement with Rotherwood, the Company is planning to sell 18 million shares of common stock to Rotherwood for cash at a purchase price of $0.05 per share. This transaction would provide $900,000 in much needed capital to the Company to reduce amounts owed under the bank credit facility and credit Rotherwood for a $125,000 advance used by the Company to pay relocation expenses. If Rotherwood makes the equity investment in the Company, Rotherwood plans to take the Company private following a short-form cash-out merger of the Company into Rotherwood. See Item 6- "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 2001 Form 10-KSB/A filed on April 1, 2002 and incorporated by reference herein for additional discussion of the credit facility and the proposed transactions with Rotherwood.

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

     The Company's credit facility has been extended through May 3, 2003. The Company is not in compliance with the financial net worth covenant in the loan agreement governing the credit facility. For this and other reasons, the Company is unable to predict whether the bank will renew the credit facility when it matures in May 2003. If Rotherwood does not make the proposed equity investment in the Company and the Company does not reduce the principal balance of or further collateralize the $320,000 line of credit, the bank may not renew the credit facility and the Company could be required to seek bankruptcy protection or to cease operations.



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



                                          CRAMER, INC.
                                          (Registrant)



Date:                                     /s/ Nicholas M. Christianson
      -----------------                   --------------------------------------
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

Date:  __________, 2003        By:  /s/ Nicholas Christianson
                                    --------------------------------------------
                                    Nicholas Christianson
                                    Acting Chief Executive Officer and Secretary
                                         and Interim Chief Financial Officer

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


                                By: /s/ Nicholas Christianson
                                    --------------------------------------------
                                    Nicholas Christianson
                                    Acting Chief Executive Officer and Secretary
                                         and Interim Chief Financial Officer

Date:  __________, 2003