Form 10QSB/A
period 2002-06-30
CRAMER INC
filed 2003-01-24
CIK 319497

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

ASSETS
                                                             6/30/02    12/31/01
                                                                (Unaudited)
                                                           ---------------------
                                                           (Restated) (Restated)
Current assets:
     Cash                                                         35        282
     Accounts receivable, net of allowance of $30                884        563
     Inventories, net of allowance of $105                       897        721
     Prepaid expenses and other current assets                   264        325
                                                              -------    -------
              Total current assets                             2,080      1,891

Property, plant and equipment
     At cost                                                   6,233      6,215
     Accumulated depreciation                                 (5,662)    (5,595)
                                                              -------    -------
                                                                 571        630
Other assets:
     Intangible pension asset                                      0          4
                                                              -------    -------


              Total Assets                                  $  2,651   $  2,525
                                                              =======    =======

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
     Note payable                                              2,320      2,320
     Accounts payable                                            750        485
     Accounts payable- related party                             133         69
     Accrued liabilities                                         602        801
                                                              -------    -------
              Total current liabilities                        3,805      3,675

Noncurrent liabilities:
     Pension benefits payable                                    279        326
     Other                                                       218        218
                                                              -------    -------
              Total noncurrent liabilities                       497        544

Stockholders' Equity (Deficit):
     Common stock, no par value; authorized, 6,000,000
         shares; issued and outstanding 4,039,607 shares
         at July 31, 2002 and 4,041,400 at December 31, 2001   3,820      3,820
     Accumulated deficit                                      (5,119)    (5,166)
                                                              -------    -------
                                                              (1,299)    (1,346)
     Minimum pension liability adjustment                       (352)      (348)
                                                              -------    -------
              Net stockholders' equity (deficit)              (1,651)    (1,694)
                                                              -------    -------

              Total Liabilities and Stockholders' Equity
                  (Deficit)                                 $  2,651   $  2,525
                                                              =======    =======


                   See Notes to Condensed Financial Statements

                                  CRAMER, INC.
                            STATEMENTS OF OPERATIONS
                                    UNAUDITED
                  (Amounts in Thousands, Except Per Share Data)


                                                                           QUARTER ENDED                     SIX MONTHS ENDED

                                                                    6/30/02          7/1/01              6/30/02          7/1/01
                                                                ---------------  --------------      ---------------  --------------
                                                                   (Restated)                           (Restated)
                                                                --------------------------------------------------------------------
Net sales                                                       $      2,217     $      2,519        $      4,249     $      5,817
Cost of sales                                                          1,471            1,807               2,796            4,381
                                                                ---------------  --------------      ---------------  --------------
              Gross profit                                               746              712               1,453            1,436

Operating expenses:
     Selling expenses                                                    338              497                 716            1,021
     General and administrative                                          358              341                 639              638
                                                                ---------------  --------------      ---------------  -------------
              Total operating expenses                                   696              838               1,355            1,659
                                                                ---------------  --------------      ---------------  -------------
              Income (loss) from operations                               50             (126)                 98             (223)

Other income (expense):
     Interest expense, net                                               (28)             (45)                (58)             (99)
     Other, net                                                            6             (126)                  7             (126)
                                                                ---------------  --------------      ---------------  --------------
              Total other income (expense)                               (22)            (171)                (51)            (225)
                                                                ---------------  --------------      ---------------  --------------

Income (loss) before income taxes                                         28             (297)                 47             (448)
Income tax expense (benefit)                                               0                0                   0                0
                                                                ---------------  --------------      ---------------  --------------

Net income (loss)                                               $         28     $       (297)       $         47     $       (448)
                                                                ===============  ==============      ===============  ==============

     Net income (loss) per share based on weighted
         average number of common equivalent
         shares outstanding                                     $       0.01     $      (0.07)       $       0.01     $      (0.11)

     Weighted Average Common Equivalent
         Shares Outstanding          Basic                         4,039,607        4,041,400           4,040,504        4,041,400
                                     Diluted                       4,039,607        4,041,400           4,040,504        4,041,400



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



                   See Notes to Condensed Financial Statements

                                  CRAMER, INC.
                            STATEMENTS OF CASH FLOWS
                                    UNAUDITED
                             (Amounts in Thousands)


                                                             Six Months Ended
                                                            6/30/02     7/1/01
                                                          ----------  ----------
                                                          (Restated)
Cash flows from operating activities:
     Net income (loss)$                                          47        (448)
     Adjustments to reconcile net income (loss) to net
         cash flows from operating activities:
         Depreciation and amortization                           78         106
         Changes in operating assets and liabilities:
              Accounts receivable                              (321)        385
              Inventories                                      (178)        451
              Prepaid expenses and other assets                  61         (57)
              Intangible pension asset                            4           0
              Accounts payable and accrued expenses             130        (223)
              Other noncurrent liabilities                      (49)        (29)
                                                          ----------  ----------

                 Net cash flows from operating activities      (228)        185
                                                          ----------  ----------

Cash flows from investing activities:
     Capital expenditures                                       (19)        (28)
                                                          ----------  ----------


                 Net cash flows from investing activities       (19)        (28)
                                                          ----------  ----------

Cash flows from financing activities:
     Principal payments on notes payable                          0        (157)
                                                          ----------  ----------

                 Net cash flows from financing activities         0        (157)
                                                          ----------  ----------

Net increase (decrease) in cash                                (247)          0
Cash at beginning of year                                       282           0
                                                          ----------  ----------

Cash at end of quarter                                    $      35   $       0
                                                          ==========  ==========

Supplemental disclosures:
     Cash paid during the period for:
         Interest                                         $      58   $      99
                                                          ==========  ==========
         Income tax                                       $       0   $       0
                                                          ==========  ==========


                   See Notes to Condensed Financial Statements

                                  CRAMER, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


1. Interim Financial Statements

The condensed interim financial statements included herein have been prepared by Cramer, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). The financial statements reflect adjustments of a normal recurring nature that are, in the opinion of management, necessary to present fairly such information. Although the Company believes that the disclosures are adequate to make the interim information presented not misleading, certain information and footnote disclosures, including significant accounting policies, normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These interim financial statements should be read in conjunction with the financial statements and the notes thereto included in the Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 2001 filed by the Company with the Commission on April 1, 2002 and incorporated by reference herein. Quarterly operating results may vary significantly and are not necessarily indicative of the results for the full year or any future period.

2. Restatement of Accrued Loan Guaranty Expense

The Company accrued a Rotherwood loan guarantee fee of $40,000 for the fourth quarter of 2001 and $40,000 in each of the first and second quarters of 2002. Rotherwood had agreed to accept 800,000 shares of common stock per quarter as payment for the guarantee fee. The Company recorded the transactions using the exchange value agreed to by Rotherwood of $.05 per share, resulting in an expense of $40,000 per quarter (800,000 shares X $.05/share). The Company has since determined that the loan guarantee fee should have been recorded using a fair value of $.01 per share, resulting in an expense of $8,000 per quarter (800,000 shares X $.01/share = $8,000). Accordingly, the Company has filed amendments to its 2001 Form 10-KSB/A and first and second quarter 10-QSB's for the purpose of restating its earnings (loss) for the affected periods to take the revised expense accrual into account (see Item 2 - "Management's Discussion and Analysis"). The effect of the restatement was to increase the previously reported earnings and reduce the accumulated deficit and accounts payable-related party by $32,000 and $64,000 for the three and six months ended June 30, 2002, respectively. The restatement also increased the basic and diluted net income per common share from $0.00 to $0.01 for the three and six months ended June 30, 2002.


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

     The outstanding balance under the Company's bank line of credit remained at $2,320,000, the maximum amount allowed under the facility, throughout the second quarter of 2002. The facility consists of a $2,000,000 loan and a $320,000 line of credit. The $2,000,000 loan is secured by a pledge of $2,000,000 in securities by Rotherwood, the Company's parent. The combined credit facility is also secured by security interests in the assets of both Cramer and Pacer Corporation, a company owned by Rotherwood. Cramer and Pacer are co-borrowers on the total amount of the credit facility. In exchange for Rotherwood's financial accommodation to the Company, without which the bank would probably call the $2,000,000 loan, the Company agreed to pay Rotherwood a fee equal to 2% per quarter of the total amount of the pledge until the pledge agreement expires. Rotherwood agreed to accept 800,000 shares of common stock per quarter in payment of the guarantee fee at an agreed upon exchange value of $0.05 per share. The Company originally accrued guarantee fees of $40,000 for the fourth quarter of 2001 and $40,000 in each of the first and second quarters of 2002 based upon that exchange rate. The Company in 2001 obtained an independent appraisal which determined that the fair market value of the Company's common stock was $0.01 per share. The Company and Rotherwood determined that the $0.05 per share exchange rate would be less dilutive to the Company's shareholders other than Rotherwood (the "Public Shareholders"), because it would result in fewer shares being issued to Rotherwood each quarter (800,000 shares) than if the shares were valued at an exchange rate of $0.01 (4,000,000 shares). The $0.05 per share exchange value was also consistent with the price per share being paid by Rotherwood for 18 million new shares of the Company, and the price being paid by Rotherwood to the Public Shareholders in a proposed cash-out merger, as described below. The Company has since determined that the guarantee fee should have been recorded on the basis of the fair market value of the consideration being paid to Rotherwood in the form of common stock ($8,000, or 800,000 shares x $0.01 per share) rather than on the basis of the exchange rate agreed to by Rotherwood ($40,000, or 800,000 shares x $0.05 per share). The effect of this accounting change is to decrease accrued expenses and decrease net loss by $32,000 for the fourth quarter of 2001 and to decrease accrued expenses and increase earnings by $32,000 in each of the first two quarters of 2002. The Company has restated the financial results reported in its 2001 Form 10-KSB/A and its first and second quarter 2002 Form 10-QSB's to reflect this change in accounting treatment related to the guarantee fee.

     The Company has no additional borrowing capacity under the credit facility, and the lender has requested that the principal balance of the $320,000 line of credit either be reduced or collateralized by additional security by May 3, 2003. The Company does not believe it will be able to reduce the $320,000 line of credit balance or provide additional security by that date. The Company does not believe it could obtain substitute or additional debt financing, nor is there any assurance the bank will extend the line of credit beyond the May 2003 maturity date. Rotherwood has advised the Company that it does not wish to continue the securities pledge indefinitely. The Company intends to obtain needed additional capital by selling shares of common stock to Rotherwood. Although the Company has no definitive agreement with Rotherwood, the Company is planning to sell 18 million shares of common stock to Rotherwood for cash at a purchase price of $0.05 per share. This transaction would provide $900,000 in much needed capital to the Company to reduce amounts owed under the bank credit facility and credit Rotherwood for a $125,000 advance used by the Company to pay relocation expenses. If Rotherwood makes the equity investment in the Company, Rotherwood plans to take the Company private following a short-form cash-out merger of the Company into Rotherwood. See Item 6- "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 2001 Form 10-KSB/A filed on April 1, 2002 and incorporated by reference herein for additional discussion of the credit facility and the proposed transactions with Rotherwood.

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



                                   CRAMER, INC.
                                   (Registrant)



Date: ___________, 2003            /s/ Nicholas M. Christianson
                                   ---------------------------------------------
                                   Nicholas M. Christianson
                                   Acting Chief Executive Officer and  Secretary
                                        and Interim Chief Financial Officer

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